Form 10-K
period 2018-12-31
MOBILE MINI INC
filed 2019-02-05
CIK 911109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value on June 30, 2018 of the voting common stock held by non-affiliates of the registrant was approximately $2.0 billion.

As of January 25, 2019, there were outstanding 44,683,551 shares of the registrant’s common stock, par value $.01.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the registrant’s 2019 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

MOBILE MINI, INC.

2018 FORM 10-K ANNUAL REPORT

Cautionary Statement about Forward Looking Statements

Unless otherwise indicated, the terms “Mobile Mini,” the “Company,” “we,” “us” and “our” refer to Mobile Mini, Inc. together with its consolidated subsidiaries.

Our discussion and analysis in this Annual Report on Form 10-K, our 2018 Annual Report to Stockholders, our other reports that we file with the Securities and Exchange Commission (the “SEC”), our press releases and in public statements of our officers and corporate spokespersons contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. We have tried, wherever possible, to identify such statements by using words such as “may,” “plan,” “seek,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “continue,” “project,” “could,” “should,” “would,” “likely,” “future,” “target,” “forecast,” “goal,” “observe,” and “strategy” or the negative thereof or variations thereon or similar terminology. The forward-looking statements in this Annual Report on Form 10-K reflect management’s beliefs, plans, objectives, goals, expectations, anticipations and intentions with respect to our financial condition, results of operations, future performance and business, and include statements regarding, among other things, our future actions; financial position; management forecasts; efficiencies; cost savings, synergies and opportunities to increase productivity and profitability; our plans and expectations regarding acquisitions; income and margins; liquidity; anticipated growth; the economy; business strategy; budgets; projected costs and plans and objectives of management for future operations; sales efforts; taxes; refinancing of existing debt; and the outcome of contingencies such as legal proceedings and financial results.

Forward-looking statements are neither historical facts nor assurances of future performance.  Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to certain risks and uncertainties, including, without limitation, an economic slowdown in the United States (“U.S.”) and/or the United Kingdom (“U.K.”) that affects any significant portion of our customer base, or the geographic regions where we operate in those countries; our ability to manage growth at existing or new locations; our ability to obtain borrowings under our revolving credit facility or additional debt or equity financings on acceptable terms; changes in the supply and price of used containers; our ability to increase revenue and control operating costs; our ability to raise or maintain rental rates; our ability to leverage and protect our information technology systems; our ability to protect our patents and other intellectual property; currency exchange and interest rate fluctuations; oil and gas prices; governmental laws and regulations affecting domestic and foreign operations, including tax obligations and labor laws; changes in the supply and cost of the raw materials we use in refurbishing or remanufacturing storage units; competitive developments affecting our industry, including pricing pressures; the timing, effectiveness and number of new markets we enter; our ability to cross-sell our portable storage and specialty containment products; our ability to integrate recent acquisitions; changes in generally accepted accounting principles; changes in local zoning laws affecting either our ability to operate in certain areas or our customer’s ability to use our products; any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas; our ability to utilize our deferred tax assets; and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Annual Report on Form 10-K will in fact transpire or prove to be accurate.  Readers are cautioned to consider the specific risk factors described herein and in “Item 1A. Risk Factors” of this Annual Report on Form 10-K, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.

The Company undertakes no obligation to update or publicly revise any forward-looking statement whether as a result of new information, future developments or otherwise.  All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.  You are advised, however, to consult any further disclosures we make on related subjects in our subsequently filed Form 10-Q and Form 8-K reports and our other filings with the SEC.  Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under “Item 1A. Risk Factors” of this Annual Report on Form 10-K.  We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  You should understand it is not possible to predict or identify all such factors.

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

Business Model

Mobile Mini, founded in 1983, focuses on renting rather than selling our units, with rental revenues representing approximately 94% of our total revenues for the year ended December 31, 2018.  We believe this strategy provides us with predictable, recurring revenue.  Additionally, our assets have long useful lives, low maintenance and generally maintain their value throughout their useful lives.  We also sell new and used units and provide delivery, installation and other ancillary products and value-added services.

Our business is comprised primarily of two product categories:

-	Storage Solutions

This category consists of our container and ground level office product offerings. We offer a wide range of Storage Solutions products in varying lengths and widths with an assortment of differentiated features such as patented locking systems, premium doors, electrical wiring and shelving. Our Storage Solutions products provide secure, accessible storage for a diversified client base of approximately 72,000 customers across various industries, including construction, retail and consumer services, industrial, commercial and governmental. Our customers use these products for a wide variety of storage applications, including construction materials and equipment, retail and manufacturing inventory, maintenance supplies, documents and records, household goods, and as portable offices.

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

As of December 31, 2018, our network includes 117 Storage Solutions locations, 20 Tank & Pump Solutions locations and 17 combined locations.  Included in our Storage Solutions network are 15 locations in the U.K., where we are a leading provider, and two in Canada. Our Storage Solutions fleet consists of approximately 195,600 units, and our Tank & Pump business has a fleet of approximately 12,600 units.  In the discussions below, we generally refer to our business and assets as either “Storage Solutions” or “Tank & Pump Solutions.”

Recent Strategic Transactions

Consistent with our strategy to focus on high returning assets, during the second quarter of 2018 we initiated an organization-wide project to assess the economic and operational status of our fleet and other assets as well as an in-depth analysis of our fleet management process to identify inefficiencies.  The result of this review was the identification of specific assets over which a further determination as to the economics of continued retention and repair could be made.  In July 2018, management presented a proposed plan of sale for certain identified assets to the Board of Directors, and on July 24, the Board of Directors made the strategic decision to approve the plan and authorized management to begin actively marketing the assets for sale.  As a result, these assets, which were primarily rental fleet, were classified as held for sale and we recognized a loss in 2018.  We also identified and placed as held for sale, property, plant and equipment and inventory that were not being used efficiently. The total loss recognized in 2018 as a result of this determination and the implementation of this plan of sale was $102.1 million. The assets represent a subset of larger asset groups held by the Company.  As of December 31, 2018, the sale was completed.

Because the majority of these units were not producing revenue we do not anticipate the disposal of these assets to have any impact on our ability to generate revenue or to meet customer demand, nor do we expect a material impact on our liquidity or free cash flow, including planned capital expenditures. Overall, as a result of the disposal of fleet and our strengthened processes, we expect operating expense savings of approximately $5 million to $7 million annually.  The savings include reductions in labor, repairs and maintenance and lease costs.  In addition, as a result of the reduction to our fleet and property, plant and equipment we expect depreciation expense to decrease approximately $0.9 million per quarter.

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

Business Environment and Outlook

Approximately 66% of our rental revenue during the twelve-month period ended December 31, 2018 was derived from our North American Storage Solutions business, 20% was derived from our Tank & Pump Solutions business in North America and 14% was derived from our U.K. Storage Solutions business. Our business is subject to the general health of the economy and we utilize a variety of general economic indicators to assess market trends and determine the direction of our business.  On June 23, 2016, the U.K. voted to leave the European Union (the “E.U.”) in a referendum vote, which may have currently unknown social, geopolitical and economic impacts. The withdrawal negotiations began in 2017, and are still continuing.  The date of the U.K.’s departure from the E.U. is set for March 29, 2019. As developments and their impact become clearer, we may adjust our strategy and operations accordingly.

Based on our current forecasts and assessment, we expect that the majority of our end markets will continue to drive demand for our products.  In particular, construction, which represents approximately 36% of our consolidated rental revenue, is forecasted for continued growth in absolute terms but the rate of growth is expected to slow as compared to 2018.  Economic indicators related to our industrial and commercial end-segment are also favorable with positive trends in production and capacity utilization.  Industrial and commercial customers, which comprise approximately 25% of our rental revenue, generally operate in industries such as:  large processing plants for organic and inorganic chemicals, refineries, distributors and trucking and utility companies.  Our national retail accounts typically involve seasonal demand in the third and fourth quarter during the holiday season.  Retail and consumer service customers comprise approximately 25% of our revenue and include department, drug, grocery and strip mall stores as well as hotels, restaurants, service stations and dry cleaners.

Competitive Strengths

Our competitive strengths include the following:

Market Leader. We believe we are the world’s largest provider of portable storage solutions, the largest portable storage provider in North America, a market leader in portable storage and accommodation solutions in the U.K., where we have nearly 100% geographic coverage, and the third largest provider of specialty containment solutions in the U.S.

Our business units operate under one family of brands.  The portable storage business is branded as “Mobile Mini Storage Solutions,” while our specialty containment business, which previously operated under the Evergreen Tank Solutions (“ETS”) and Water Movers brand names is known as “Mobile Mini Tank + Pump Solutions”.  Together we are “Mobile Mini Solutions”.  The Mobile Mini Solutions brand name is associated with high quality products, superior customer service and value-added solutions. Our branding reinforces this reputation and communicates to Mobile Mini’s customers that the Company offers a diversified portfolio of products, with consistent quality and world-class service.

We believe we are one of a few competitors in the U.S. and the U.K. who possess the brand awareness, network of locations, customer relationships and infrastructure to compete on a national and regional basis while maintaining a strong local market presence.

Superior, Differentiated Products and Service.  Within Storage Solutions, we offer a wide breadth of products and proprietary security features, like our patented tri-cam locking system. This product differentiation within the Storage Solutions sector and our superior service allows us to gain market share and charge premium rental rates.

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

Sales and Marketing Emphasis. We target a diverse customer base and, unlike most of our competitors, have developed sophisticated sales and marketing programs enabling us to expand market awareness of our products and generate strong organic growth. We have a dedicated, commissioned sales team that works within our highly customized customer relationship management (“CRM”) system. We manage our salespersons’ effectiveness through extensive sales call monitoring, mentoring and intensive training programs. Our digital advertising includes paid and organic search, industry targeted content, social messaging and strategic partnerships.  Additionally, our web site is designed to maximize organic and local search features, making use of location-specific content using the latest in technology to connect our customers with the nearest branch, as quickly as possible. Our web site features video case studies, product specifications, easy access to our new customer portal and supports real time sales inquiries that enable customers to chat live with salespeople.

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

Customer Service. The portable storage industry is service intensive. To position ourselves to understand our customers’ needs, we have trained our sales force to focus on all aspects of customer service from the sales call onward. We use Salesforce.com® as our CRM platform to increase our responsiveness to customer inquiries and to efficiently monitor our sales force’s performance.

We use a Net Promoter Score (“NPS”) system to measure customer loyalty through real time surveys conducted by a third party. We utilize customer feedback to drive service improvements across the Company, from our field locations to our corporate headquarters, resulting in proven success as evidenced by our best in class NPS score of 85% for 2018. We differentiate ourselves by coupling market-leading product quality, security, convenience, selection and availability, with exceptional customer service. We believe our superior customer service drives customer satisfaction and we survey our customers to ensure that we are easy to do business with.

Within the tank and pump industry, we have leveraged our broad range of products and expertise to differentiate ourselves from competitors. Our Tank & Pump Solutions business offers a full suite of the liquid and solid containment equipment required to execute a comprehensive containment solution that often must meet stringent regulatory and technical requirements.  In addition, we offer EnviroTrackTM, a proprietary, sophisticated technology platform that provides detailed real-time data capture, tracking and customized reporting capabilities.  This technology, which may be integrated with customers’ enterprise systems, is a unique customer service tool that enables us to develop strong, long-term relationships with our larger customers.  Many of our Tank & Pump Solutions customers are large, blue-chip companies.

We are committed to being the supplier of choice for our customers and during 2018 introduced and expanded several proprietary digital business solutions. Our customer portal MM ConnectTM provides our customers real-time access to track their rented units, request services, review account history and make payments. We upgraded EnviroTrackTM as a GPS and smart-device enabled solution allowing our Tank & Pump Solutions customers to manage both their equipment on rent as well as their waste streams through the life cycle of the rental period.  We also introduced a number of mobile applications to drive efficiencies when interacting with our customers including delivery notifications, real time contract activations and confirmation of delivery signatures. Our technology is a real market differentiator, enabling us to develop strong, long-term relationships with more customers.  This alignment of technology and processes provides value for our customers, driving market share gains for Mobile Mini, especially with large customers that value deepened connectivity and ease of use.

Customized Management Information Systems. We continue to make significant investments in the management information systems supporting our operations. Our systems enable us to optimize fleet utilization, control pricing, dispatch and track our trucks, capture detailed customer data, evaluate and approve credit applications, monitor company results, gain efficiencies in internal control compliance, and support our growth by projecting near-term capital needs. Our customized management information systems also provide insight into estimating our forward-looking market potential by territory.  This enables us to be more proactive and responsive when driving specific revenue streams.  Decision makers and field personnel at all levels have access to real-time business information. In addition, we consistently capture relevant customer demographic and usage information to target new customers within existing and new markets. These capabilities result in a competitive advantage over smaller, less sophisticated regional competitors.

Safety. At Mobile Mini, we are committed to the safety of our employees and our business partners.  We believe that our focus on safety is a competitive advantage, as customers are increasingly focused on safety records in their sourcing decisions, especially in the Tank & Pump Solutions segment.

Business Strategy

Our strategic goal is to accelerate rental revenue growth and expand our operating margins by leveraging our infrastructure, focusing on higher returning assets and driving continuous improvements in efficiency.  To achieve this goal, we intend to continue execution of the following strategies:

Focus on Core Rental Business with Higher Returning Assets. Our rental business provides predictable recurring revenue and high margins.  We are constantly evaluating our portfolio of product offerings to ensure our capital is invested in products that provide optimal returns. For example, during 2018 we made a decision to divest specific assets following a review and determination regarding the economics of continued retention and repair of such assets.

Generate Strong Organic Growth. We focus on increasing market penetration and gaining additional revenues from existing customers as well as gaining new customers through sophisticated sales and marketing programs aimed at increasing brand recognition, expanding market awareness of the uses of portable storage and differentiating our superior products from those of our competitors.

Opportunistic Geographic Expansion. We continue to evaluate potential acquisitions of varying sizes.  Acquisitions are a method we may use to create value, gain market share and expand to new or underserved markets in North America where we believe demand for portable storage units is underdeveloped.  We also have a proven strategy to enter markets by migrating available fleet to new markets that can be serviced by nearby full-service field locations. From these start-up operational yards, we are able to redeploy existing available fleet, allowing for cost effective new location openings with minimal capital expenditures. We also believe we have the opportunity to geographically expand the markets in which we offer Tank & Pump Solutions products.

Innovative Product Offering. Our wide offering of products with varying features expands the applications and overall market for our Storage Solutions products. Within our Tank & Pump Solutions products, we offer one of the broadest ranges of services and containment equipment in the industry complemented by an assortment of pumps and filtration units designed to allow us to partner with customers through every project stage.  In light of the foregoing, we believe that there will continue to be substantial demand for our rental products throughout North America and the U.K.  In addition, for certain of our customers, we partner with other rental companies to provide supplementary product offerings. Arranging these comprehensive rental services for our customers increases customer loyalty while generating additional rental revenue without additional investment in fleet.

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

Focus on Efficient Utilization of Fleet. We are focused on following disciplined pricing practices and maintaining the right mix of products within each geography to maximize the return on our assets and we continuously strive to enhance our fleet management processes to decrease unavailable fleet. Additionally, our salesforce proactively reaches out to the market to increase awareness of our products and has sophisticated tools to increase sales productivity. Increasing utilization results in higher rental margins and reduces capital expenditure requirements to meet growth.

Drive Profitability of Existing Locations.  We have established key performance indicators to optimize profitability at individual locations and incentivize local management teams based on the performance of their branch. We also compare results across locations and regions to identify areas of opportunity for growth or for increased efficiencies.

Continuous Improvement in Our Systems.  We have made significant investments in our management information systems supporting our operations and believe these systems give us a competitive advantage. In 2016, we executed our new SAP® Enterprise Resource Planning (“ERP”) system. This system is a scalable platform to support future growth. We are focused on continued enhancements that drive further process improvements and efficiencies.

Products

To achieve favorable pricing and optimize our capital expenditures we centrally manage the purchasing of our rental fleet.  Within Storage Solutions, we believe we are able to procure ISO containers at competitive prices because of our volume purchasing power, and have multiple suppliers. Nearly all the Tank & Pump units we rent to customers are manufactured by a limited number of suppliers.  We do not generally maintain long-term contracts with any of our suppliers.

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

Product Lives and Durability

We rent containers and equipment that have been in our fleet for various lengths of time at similar rates, without regard to the age of the unit. Third-party appraisals on our rental fleet are required by our lenders on a regular basis. The appraisals typically report no difference in the value of the unit due to the age or length of time it has been in our fleet.  These appraisals are used to calculate our available borrowings under our Amended and Restated ABL Credit Agreement, dated December 14, 2015, with Deutsche Bank AG New York Branch, as administrative agent, and the other lenders party thereto (the “Credit Agreement” or “revolving credit facility”). Based in part upon our lender’s third-party appraiser who evaluated our fleet as of September 30, 2018, management estimates that the net orderly liquidation appraisal value of our rental fleet at December 31, 2018 was approximately $1.1 billion.  Our net book value for this fleet as of December 31, 2018 was $929.1 million.

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

Rental Fleet Composition

The table below outlines the composition of our Storage Solutions rental fleet at December 31, 2018:

	Rental Fleet	Number of Units	Percentage of Gross Fleet in Dollars	Percentage of Units
	(In thousands)
Steel storage containers	$601,127	166,946	63%	85%
Steel ground level offices	341,385	27,854	36	14
Other	7,249	809	1	1
Storage Solutions rental fleet	949,761	195,609	100%	100%
Accumulated depreciation	(151,666)
Storage Solutions rental fleet, net	$798,095

The table below outlines the composition of our Tank & Pump Solutions rental fleet at December 31, 2018:

	Rental Fleet	Number of Units	Percentage of Gross Fleet in Dollars	Percentage of Units
	(In thousands)
Steel tanks	$72,770	3,109	40%	25%
Roll-off boxes	34,205	5,707	19	45
Stainless steel tank trailers	28,764	639	16	5
Vacuum boxes	17,005	1,561	9	12
Dewatering boxes	8,429	817	4	6
Pumps and filtration equipment	13,984	740	8	7
Other	8,475	n/a	4	n/a
Tank & Pump Solutions rental fleet	183,632	12,573	100%	100%
Accumulated depreciation	(52,637)
Tank & Pump Solutions rental fleet, net	$130,995

Operations

Our senior management analyzes and manages our business as (i) two Storage Solutions business segments: North America and the U.K. and (ii) one Tank & Pump Solutions business segment. To effectively manage this business across different geographic areas, we divide these business segments into smaller management areas we call divisions, regions and locations. Each of our locations, in their respective segment, generally has similar characteristics covering products rented or sold, similar customer bases, sales personnel, advertising, yard facilities, general and administrative costs and field operations management. Further financial information by segment is provided in Note 15 “Segment Reporting” to the accompanying consolidated financial statements.

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

Sales and Marketing

Storage Solutions

We approach the market through a hybrid sales model consisting of a dedicated sales staff at our field locations as well as at our National Sales Center (“NSC”). Our field sales representatives handle local inbound calls and work to develop their branch territory and deepen local relationships through effective networking and sales calls. The NSC handles overflow, answering inbound calls and working digital leads while initiating outbound sales campaigns across our footprint. Our one-team approach means that everyone works with our local branch managers and dispatchers to ensure customers receive integrated first-class service from inquiry to pickup.  We believe that offering our customers local sales and service support in addition to the convenience of a centralized sales operation, allows us to serve all of our customers in a dedicated, efficient manner.

Our sales and marketing personnel provide information about our products to prospective customers by handling inbound calls and initiating outbound marketing calls. We have ongoing sales and marketing training programs covering all aspects of sales process and customer service. Our field locations communicate with one another and with corporate headquarters through our ERP system and our CRM platform, Salesforce.com®. This centralization of information enables the sales team to share leads and other information and permits management to monitor and review sales and rental productivity on a location-by-location basis. We improve our sales efforts by recording and rating the sales calls made and received by our trained sales force. Our sales personnel are compensated largely on a commission basis.

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

Customers

Storage Solutions

In 2018, we served approximately 72,000 customers.  Within the Storage Solutions product lines, our first and second largest customers accounted for 9.1% and 1.7%, respectively, of Storage Solutions rental revenues and our 20 largest customers combined accounted for approximately 17.9% of Storage Solutions rental revenues.  During 2018, approximately 56% of our customers rented a single unit. We target customers who we believe can benefit from our Storage Solutions, either for seasonal, temporary or long-term storage needs. Customers use our portable storage units for a wide range of purposes.

Tank & Pump Solutions

Our Tank & Pump Solutions customers are concentrated in the Gulf Coast region of the U.S. and are generally large companies, including blue-chip companies, with whom we have long-term relationships. During the year ended December 31, 2018, our first and second largest customers accounted for approximately 12.3% and 6.5%, respectively, of Tank & Pump Solutions rental revenues and our 20 largest customers combined accounted for approximately 52.8% of Tank & Pump Solutions rental revenues.  Generally, our Tank & Pump Solutions customers belong in one of the following three categories:

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

We estimate that total 2018 Tank & Pump Solutions rental revenue was 69%, 13% and 18% from downstream, upstream and diversified customers, respectively.

Combined Customer Base

The following table provides an overview of our customers and the estimated portion of total rental revenue generated by each customer group during the year ended December 31, 2018:

Business	Estimated Percentage	Representative Customers
Construction	36%	General, electrical, plumbing and mechanical contractors, landscapers, residential homebuilders, and equipment rental companies

Retail and consumer services	25%	Department, drug, grocery and strip mall stores, hotels, restaurants, dry cleaners and service stations

Industrial and commercial	25%	Major processing plants for organic and inorganic chemicals, refineries, distributors and trucking and utility companies

Government and institutions	6%	National, state and local agencies and municipalities, schools, hospitals, medical centers, military, Native American tribal governments and reservations

Oil and gas	3%

Companies performing such activities as exploratory well drilling, operation of producing wells and bringing crude oil and/or raw natural gas to the surface using alternative methods (including fracking)

Other	5%

Total	100%

Rental Terms

Storage Solutions

We enter into contracts with our Storage Solutions customers generally based on a 28-day rate and billing cycle.  The rental continues until cancelled by the customer or the Company. On average, the steel storage containers on rent at December 31, 2018, have been in place for 28 months, and the steel ground level offices on rent at December 31, 2018 have been in place for 15 months. Our rental contracts provide that the customer is responsible for the cost of delivery and pickup and specify that the customer is liable for any damage done to the unit beyond ordinary wear and tear. Customers may purchase a damage waiver from us to avoid damage liability in certain circumstances, which provides us with an additional source of recurring revenue. Customer possessions stored within a portable storage unit are the responsibility of that customer.

Tank & Pump Solutions

Our Tank & Pump Solutions rental contracts typically offer daily, weekly or monthly rates. Certain of our larger customers have multi-year agreements that limit rate increases during the term of the contract.  The rental duration varies widely by application, and the rental continues until the unit is returned in clean condition to us. Rental contracts specify that the customer is responsible for carrying commercial general liability insurance, is liable for any damage to the unit beyond ordinary wear and tear, and for all materials the customer contains in rented equipment. The customer is contractually responsible for the cost of delivery and pickup, as well as thoroughly emptying and cleaning the equipment before return.

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

The liquid and solid containment industry is highly fragmented, consisting principally of local providers, with a handful of regional and national providers. In our Tank & Pump Solutions business we compete based on factors including:  quality and breadth of equipment, technical applications expertise, knowledgeable and experienced sales and service personnel, on-time delivery and proactive logistics management, geographic areas serviced, rental rates and customer service. Our competitors include United Rentals, Rain For Rent and Adler Tanks.

Employees

As of December 31, 2018, we employed 2,049 employees, the majority of which are full time.  Of these employees, 1,629 are employed in North America and 420 are employed in the U.K.  No employees are currently covered by a collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Seasonality

Demand from our Storage Solutions customers is somewhat seasonal. Construction customers typically reflect higher demand during months with more temperate weather, while demand for our portable storage units by large retailers is stronger from September through December because these retailers need to store more inventories for the holiday season. Our retail customers usually return these rented units to us in December and early in the following year. In our Tank & Pump Solutions business, demand from customers is typically higher in the middle of the year from March to October, driven by the timing of customer maintenance projects. The demand for rental of our pumps may also be impacted by weather, specifically when temperatures drop below freezing.

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

Cybersecurity

We believe that we have implemented appropriate preventative measures to avert and mitigate the effects of cyber attacks; however, like other companies, the measures that we employ to protect our systems may not detect or prevent cybersecurity breaches. We have, from time to time, experienced threats to our data and systems, including malware, computer virus attacks and phishing attempts. While we carry robust cybersecurity insurance, costs and consequences of a cybersecurity incident could include remediation expenses, lost revenues, litigation, increased insurance premiums, reputational damage and erosion of shareholder value. Our Board regularly reviews our cybersecurity risks and controls with senior management.  Cyber security controls include disclosure controls over the sales of securities by executives.  We have not experienced a material cybersecurity breach.

Access to Information

Our website is located at www.mobilemini.com. We make available at this address, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Throughout  this Form 10-K, we “incorporate by reference” as identified herein certain information from parts of our proxy statement for the 2019 Annual Meeting of Stockholders, which we will file with the SEC and which will be available free of charge on our website. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Exchange Act are also available through our website. Information contained on our website does not, and shall not be deemed to, constitute part of this Annual Report on Form 10-K.  Mobile Mini’s reference to the URL for our website is intended to be an inactive textual reference only.

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

Many of our larger National Account customers are retailers, which is a sector that has been undergoing pressure from changes in their competitive environment.  We also service customers in a variety of other industries, some of which have also been under financial pressure. If changes in the businesses of our customers caused them to rent fewer units or to be unable to meet their obligations to us, our operating results could be materially adversely affected.

National Accounts made up approximately 36% of our 2018 North American Storage Solutions rental revenues. Many of these accounts are large retailers who are under pressure from changes to their industry (including consolidation and lower sales revenue from physical locations). While none of these changes has yet had a material impact on our business, it could be that future changes to the retail industry would cause them to rent fewer units from us. Alternatively, consolidation or financial pressures could see some retail customers either be acquired or become bankrupt. We also service a variety of other industries, some of which have also been under financial pressure.

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

We face unique regulatory and political challenges presented by international markets, particularly with respect to the uncertainty around “Brexit”.

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

In June 2016, the U.K. held a referendum in which British citizens approved an exit from the European Union (the “E.U.”), which is commonly referred to as “Brexit”. The withdrawal negotiations began in 2017, and remain ongoing. The date of the U.K.'s departure from the E.U. is set for March 29, 2019. The U.K.'s stated intention is to leave the E.U.'s Single Market and Customs Union.  Leaving the Single Market means that free movement of goods, services, people and capital between the U.K. and the E.U. will come to an end. In its place will likely be a trade agreement between the U.K. and E.U., which will provide for more restricted reciprocal access. Leaving the Customs Union means that the U.K. will have its own independent trade policy, but a trade border between the U.K. and the E.U. may arise for the first time in forty or so years, and with that comes the possibility of tariffs and the certainty of customs clearance requirements. The U.K. is preparing for Brexit by passing a raft of new legislation to: replace and to an extent replicate all E.U. law; to install new customs rules and procedures; to establish an independent trade policy; and to establish a new immigration policy.

Brexit continues to be a source of significant business uncertainty, particularly because the draft deal negotiated by the U.K. and E.U. was overwhelmingly rejected by the U.K. Parliament in a vote on January 15, 2019. The consequence of this is, shortly before the U.K, is due to leave the E.U., there is no agreement on what the terms of the new relationship will be, and businesses have no idea of the regulatory frameworks in which they will be operating. The options are a new deal being struck;

and/or the deadline of March 29, 2019 being extended; and/or the U.K. having a further referendum and voting to stay in the E.U.; or the U.K. leaving the E.U. without a deal. It is impossible at the moment to predict which option is most likely.

Given the lack of agreement and scale of possible regulatory change, it remains uncertain how the U.K.'s withdrawal would affect us. U.K. legislation governing the mobile storage sector which is derived from E.U. law will be repealed and replaced. It is expected that the U.K. will not diverge from E.U. rules in the early years after Brexit, but this has still to be confirmed. E.U. law also governs health and safety, environment, employment, and immigration law, all of which are relevant to the operation of our business in the U.K. Any changes in these rules could affect us, as could changes in cross-border trade between the U.K. and E.U.

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

We have employed a number of operational measures designed to increase revenue while continuing to pursue our strategy of reducing operating costs where available. Additionally, our hybrid sales strategy of using local sales people in addition to a centralized call center team is designed to meet customer needs and drive revenue growth but differs from our historic sales structure.  No assurance can be given that these strategies will achieve the desired goals and efficiencies in the future. The success of these strategies are somewhat dependent on a number of factors that are beyond our control.

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

Any material failure, inadequacy, interruption or breach of security of our information technology could harm our ability to effectively operate our business.

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

We believe that we have implemented appropriate measures to mitigate potential risks; however, like other companies, our information technology systems may be vulnerable to a variety of interruptions due to our own error or events beyond our control. The measures that we employ to protect our systems may not detect or prevent cybersecurity breaches, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, phishing attacks, and other security issues. We have, from time to time, experienced threats to our data and systems, including malware, computer virus attacks and phishing attempts. Additionally, we may not anticipate or combat all types of future attacks until after they have been launched. Costs and consequences of each of these situations or data privacy breaches could include remediation expenses, lost revenues, litigation, increased insurance premiums, reputational damage and erosion of shareholder value.

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

We are exposed to various possible claims relating to our business. These possible claims include those relating to: (i) personal injury or death caused by products rented or sold by us; (ii) motor vehicle accidents involving our vehicles and our employees; (iii) employment and labor law-related claims; (iv) property damage; (v) cybersecurity breaches or IT compliance issues; (vi) shareholder lawsuits; (vii) medical claims exceeding our insurance limits and (viii) commercial claims. Our insurance policies have deductibles or self-insured retentions which would require us to expend amounts prior to taking advantage of coverage limits. Currently, we believe that we have adequate insurance coverage for the protection of our assets and operations. However, our insurance may not fully protect us for certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, which are often alleged in third party lawsuits. In addition, we may be exposed to uninsured liability for claims falling outside the scope of our current coverage or at levels in excess of our policy limits.

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

The supply and cost of shipping containers fluctuates, which can affect our pricing and our ability to grow.

As needed, we purchase, remanufacture and modify shipping containers in order to expand our rental fleet. If container prices increase substantially, these price increases could increase our expenses and reduce our earnings, particularly if we are not able (due to competitive reasons or otherwise) to raise our rental rates to absorb this increased cost. Conversely, an oversupply of containers may cause container prices to fall. In such event, competitors may then lower the rental rates on their storage units. As a result, we may need to lower our rental rates to remain competitive. These events could cause our revenues and our earnings to decline.

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

At December 31, 2018, we had $705.2 million of goodwill, $55.5 million of unamortized intangible assets and $929.1 million of undepreciated rental fleet on our Consolidated Balance Sheet. Goodwill is reviewed at least annually for impairment. All long-lived assets are reviewed for impairment when an impairment indicator is present. Impairment may result from, among other things, deterioration in the performance of the business, adverse market conditions, stock price, and adverse changes in applicable laws or regulations, including changes that restrict the activities of the Company.

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

RISKS RELATED TO OUR INDEBTEDNESS AND GLOBAL CAPITAL AND CREDIT MARKETS

We operate with a high amount of debt and we may incur significant additional indebtedness.

Our operations are capital intensive, and we operate with a high amount of debt relative to our size. At December 31, 2018, we had $250.0 million in aggregate principal amount of 5.875% senior notes due July 1, 2024 (the “2024 Notes”) and $593.5 million of indebtedness under the Credit Agreement. Our substantial indebtedness could have adverse consequences. For example, it could:

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which could reduce the availability of our cash flow to fund future working capital, pay dividends, capital expenditures, acquisitions and other general corporate purposes;

•	make it more difficult for us to satisfy our obligations with respect to the 2024 Notes;

•	expose us to the risk of increased interest rates, as approximately 66% of our borrowings are at variable rates of interest;
•	require us to sell assets to reduce indebtedness or influence our decisions about whether to do so;
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•	restrict us from making strategic acquisitions or pursuing business opportunities; and
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

Our ability to make scheduled payments on or to refinance our obligations under our debt will depend on our financial and operating performance and that of our subsidiaries, which, in turn, will be subject to prevailing economic and competitive conditions and to financial and business factors, many of which may be beyond our control. See the table under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations and Commitments” for disclosure regarding the amount of cash required to service our debt.

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

We derived approximately 14% of our consolidated rental revenues in 2018 from our operations in the U.K. The financial position and results of operations of our U.K. subsidiaries are measured using the British pound as the functional currency. As a result, we are exposed to currency fluctuations both in receiving cash from our U.K. operations and in translating our financial results back into U.S. dollars. We believe the impact on us of currency fluctuations from an operations perspective is mitigated by the fact that the majority of our expenses, capital expenditures and revenues in the U.K. are in British pounds. We do, however, have significant currency exposure as a result of translating our financial results from British pounds into U.S. dollars for purposes of financial reporting. Assets and liabilities of our U.K. subsidiaries are translated at the period-end exchange rate in effect at each balance sheet date. Our income statement accounts are translated at the average rate of exchange prevailing during each month. Translation adjustments arising from differences in exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ equity.

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

Approximately 3% of our consolidated rental revenue for the year ended December 31, 2018 is related to customers involved in the upstream exploration and production of oil and natural gas.  A portion of this revenue involves rentals to customers that use the fracking method to extract natural gas.  The Environmental Protection Agency is studying the potential adverse effects that fracking may have on the environment and public health, and has issued regulations or guidance regarding certain aspects of the process.  Other federal, state and local governments and governmental agencies have also begun to investigate and/or regulate fracking.  Additional governmental regulation could result in increased costs of compliance or the curtailment of fracking in the future, which would adversely affect our revenue and results of operations.

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

We have received no written comments regarding our periodic or current reports from the Staff of the SEC that were issued 180 days or more preceding the end of our 2018 fiscal year and that remain unresolved.

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

Field Locations. We locate our field operations in markets with attractive demographics and strong growth prospects. Within each market, we are located in areas that allow for easy delivery of units to our customers over a wide geographic area. In addition, when cost effective, we seek locations that are visible from high traffic roads in order to advertise our products and our name. A typical branch consists of outdoor storage space for units not currently on rent and a small office. These properties tend to be one to five acre sites with little development needed for us to use them, other than a paved or hard-packed surface, utilities and proper zoning.  In North America we own two locations, and in the U.K., we own one location. We lease the remaining locations in which we operate.

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

Common Stock Prices

Our common stock trades on The NASDAQ Global Select Market under the symbol “MINI”.  We had 60 holders of record of our common stock on January 25, 2019.  The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record in broker “street names.”

Dividend Policy

In November 2013, our Board of Directors (the “Board”) authorized the initiation of a quarterly cash dividend program to all of our common stockholders with the first quarterly common stock cash dividend paid in the first quarter of 2014. Each dividend payment is subject to review and approval by the Board.  We declared cash dividends of approximately $1.00 per share for a total of $44.6 million during fiscal 2018 and approximately $0.91 per share for a total of $40.2 million during fiscal 2017.  Our Credit Agreement contains certain restrictions on the declaration and payment of dividends.

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

During the full year 2018, we purchased 400 shares of our common stock under the authorized share repurchase program and we withheld approximately 17,000 shares of vested stock awards from employees, for an approximate value of $0.7 million, to satisfy minimum tax withholding obligations.  These shares were not acquired pursuant to the share repurchase program.

The table below summarizes the information about purchases of our common stock during the quarterly period ended December 31, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
				(In thousands)
October 2018	42	$41.77	—	$70,837
November 2018	—	—	—	70,837
December 2018	694	$34.41	400	70,825
Total	736		400

(1)	Shares not purchased as part of a publicly announced plan or program represent shares withheld from employees to satisfy minimum tax withholding obligations upon the vesting of restricted stock.
(2)	The weighted average price paid per share of common stock does not include the cost of commissions.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent that Mobile Mini specifically incorporates it by reference in such filing.

The following graph compares the five-year cumulative total return on our common stock with the cumulative total returns (assuming reinvestment of dividends) on the Standard and Poor’s SmallCap 600 and the NASDAQ US Benchmark TR Index if $100 were invested in our common stock and each index on December 31, 2013.

Comparison of Five Year Cumulative Total Return*

Among Mobile Mini, Inc., the Standard & Poor’s SmallCap 600 and the NASDAQ US Benchmark TR Index

	2013	2014	2015	2016	2017	2018
Mobile Mini, Inc.	$100.00	$99.98	$78.38	$78.20	$91.85	$86.50
Standard & Poor's SmallCap 600	100.00	105.76	103.67	131.20	148.56	135.96
NASDAQ US Benchmark TR Index	100.00	112.46	113.00	127.70	155.01	146.57

*	Total Return based on $100 initial investment and reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data reflect the results of operations, cash flow and balance sheet data as of and for the years ended December 31, 2014 through 2018.  You should read this material with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related footnotes included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share and operating data)
Consolidated Statements of Operations Data:
Revenues:
Rental	$558,197	$498,825	$480,083	$494,715	$410,362
Sales	34,354	32,440	26,499	29,953	31,585
Other	678	2,284	2,040	6,109	3,527
Total revenues	593,229	533,549	508,622	530,777	445,474
Costs and expenses:
Rental, selling and general expenses	364,123	336,438	309,294	326,252	280,948
Cost of sales	22,437	21,001	16,471	19,671	21,944
Restructuring expenses	2,006	2,886	6,020	20,798	3,542
Asset impairment charge and loss on divestiture, net	102,140	—	—	66,128	557
Depreciation and amortization	67,000	63,372	63,734	60,344	39,334
Total costs and expenses	557,706	423,697	395,519	493,193	346,325
Income from operations	35,523	109,852	113,103	37,584	99,149
Other income (expense):
Interest income	6	25	2	1	—
Interest expense	(40,904)	(35,728)	(32,726)	(35,900)	(28,729)
Debt restructuring/extinguishment expense	—	—	(9,192)	—	—
Deferred financing costs write-off	—	—	(2,271)	(931)	—
Foreign currency exchange	64	(25)	(18)	(2)	(1)
(Loss) income before income tax provision (benefit)	(5,311)	74,124	68,898	752	70,419
Income tax provision (benefit)	2,751	(48,104)	21,650	(4,822)	26,033
Net (loss) income	$(8,062)	$122,228	$47,248	$5,574	$44,386

(Loss) earnings per share:
Basic	$(0.18)	$2.77	$1.07	$0.12	$0.96
Diluted	$(0.18)	$2.76	$1.06	$0.12	$0.95

Weighted average number of common and common: share equivalents outstanding
Basic	44,295	44,055	44,145	44,953	46,026
Diluted	44,295	44,254	44,390	45,460	46,725

Other Data:
Net cash from operating activities	$160,098	$135,646	$136,244	$152,814	$120,625
Net cash from investing activities	(77,063)	(70,006)	(88,153)	(14,415)	(446,752)
Net cash from financing activities	(92,144)	(57,043)	(44,853)	(140,576)	329,780

	December 31,
	2018	2017	2016	2015	2014
Operating Data (unaudited):
Number of Storage Solutions stand-alone locations (at year end)	117	121	125	133	136
Number of Tank & Pump Solutions stand-alone locations (at year end)	20	17	19	19	$24
Combined Storage Solutions and Tank & Pump Solutions locations (at year end)	17	16	14	7	—
Storage Solutions rental fleet units (at year end)	195,609	214,997	211,332	205,238	213,546
Tank & Pump Solutions rental fleet units (at year end)	12,573	12,109	12,051	11,744	$10,265
Storage Solutions rental fleet utilization based on number of units (annual average) (1)	75.9%	71.5%	70.6%	69.4%	68.6%
Tank & Pump Solutions rental fleet utilization based on number of units (annual average) (1)(2)	—	—	61.8%	68.0%	—
Tank & Pump Solutions rental fleet utilization based on original equipment cost (annual average) (3)	74.0%	66.5%	—	—	—

(1)	Utilization calculated as average units on rent divided by average rental fleet size in units, including re-rented equipment.
(2)

Tank & Pump business was acquired in December 2014.  The twelve months ended December 31, 2015 is the first meaningful period for this statistic. Beginning in 2017, Mobile Mini transitioned to the utilization methodology described in footnote 3 below.

(3)

Utilization calculated as the average original cost of equipment on rent, excluding re-rented equipment, divided by the average original cost of equipment in the fleet. Statistic is not available prior to 2017.

	December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Consolidated Balance Sheet Data:
Rental fleet, net	$929,090	$989,154	$950,065	$951,323	$1,087,056
Total assets	2,005,064	2,073,407	2,004,894	1,976,775	2,100,229
Total debt, net	903,343	932,926	937,076	903,535	927,491
Stockholders' equity	810,269	861,688	735,614	765,529	854,531

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

Reconciliation of net (loss) income, the most directly comparable GAAP measure, to EBITDA and adjusted EBITDA is as follows:

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Net (loss) income	$(8,062)	$122,228	$47,248	$5,574	$44,386
Interest expense	40,904	35,728	32,726	35,900	28,729
Income tax provision (benefit)	2,751	(48,104)	21,650	(4,822)	26,033
Depreciation and amortization	67,000	63,372	63,734	60,344	39,334
Debt restructuring/extinguishment expense	—	—	9,192	—	—
Deferred financing costs write-off	—	—	2,271	931	—
EBITDA	102,593	173,224	176,821	97,927	138,482
Share-based compensation expense (1)	10,504	6,070	6,947	12,277	14,490
Restructuring expenses (2)	2,006	2,886	6,020	20,798	3,542
Acquisition-related expenses (3)	—	123	100	2,650	5,070
Asset impairment charge and loss on divestiture, net (4)	102,140	—	—	66,128	557
Sales tax refunds and remittance, net (5)	—	—	(219)	(1,176)	—
Transition services revenue (6)	—	—	—	(2,997)	—
Transition services expense (6)	—	—	—	4,357	—
Other (7)	—	2,500	707	872	—
Adjusted EBITDA	$217,243	$184,803	$190,376	$200,836	$162,141
EBITDA margin	17.3%	32.5%	34.8%	18.4%	31.1%
Adjusted EBITDA, margin (8)	36.6	34.6	37.4	38.1	36.4

Reconciliation of net cash provided by operating activities to EBITDA is as follows:

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Net cash provided by operating activities	$160,098	$135,646	$136,244	$152,814	$120,625
Interest paid	37,979	35,029	21,546	32,372	24,559
Income and franchise taxes paid	4,012	2,607	1,772	4,935	1,103
Share-based compensation expense, including share-based restructuring expense (1)(2)	(10,867)	(7,373)	(7,399)	(13,827)	(15,071)
Asset impairment charge and loss on divestiture, net (4)	(102,140)	—	—	(66,128)	(557)
Non-cash restructuring expense, excluding share-based compensation (2)	—	—	—	(12,411)	—
Gain on sale of rental fleet	6,055	5,657	5,472	6,402	5,732
Loss on disposal of property, plant and equipment	(600)	(517)	(1,285)	(2,188)	(348)
Change in certain assets and liabilities, net of effect of businesses acquired:
Receivables	19,599	10,640	21,159	479	4,419
Inventories	406	90	(598)	(945)	(2,680)
Other assets	(826)	635	(60)	855	1,399
Accounts payable and accrued liabilities	(11,123)	(9,190)	(30)	(4,431)	(699)
EBITDA	$102,593	$173,224	$176,821	$97,927	$138,482

(1)

Share-based compensation represents non-cash compensation expense associated with the granting of equity instruments. The reconciliation of net cash provided by operating activities to EBITDA includes share-based compensation recognized within restructuring expense and share-based compensation that is included in the “other” line item. See footnotes 2 and 7 below.

(2)

The Company has undergone restructuring actions to align its business operations.  For more information related to the 2018, 2017 and 2016 restructuring costs, see Note 14 “Restructuring Costs” to the accompanying consolidated financial statements.  In 2015, we recognized $19.7 million of restructuring charges related to activities associated with the integration of ETS into the existing Mobile Mini infrastructure.  The remaining 2015 restructuring charges primarily related to costs associated with our move away from the wood mobile office business. Restructuring charges in 2014 primarily relate to the transition of key leadership positions and changes in the structure of our U.K. business, including the closure of our Belfast, North Ireland location.

(3)	Incremental costs associated with acquisitions.
(4)

In 2018, Mobile Mini placed for sale and divested of certain underperforming assets. See additional information in Note 4 “Held for Sale Assets” to the accompanying consolidated financial statements.  In 2015, these costs represent asset impairment charge and loss on divestiture of our wood mobile offices.

(5)	Revenue associated with sales tax refunds of $1.4 million in 2016 and $1.2 million in 2015, offset by a sales tax remittance of $1.1 million in 2016.
(6)

Transition services revenue and operating expenses associated with the provision of transition services related to the wood mobile offices divestiture, including expenses related to wood mobile offices on our leased properties.

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

Reconciliation of net cash provided by operating activities to free cash flow is as follows:

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Net cash provided by operating activities	$160,098	$135,646	$136,244	$152,814	$120,625

Additions to rental fleet, excluding acquisitions	(85,961)	(63,688)	(57,372)	(74,732)	(27,279)
Proceeds from sale of rental fleet	14,993	12,953	13,679	16,865	23,053
Additions to property, plant and equipment, excluding acquisitions	(16,931)	(20,122)	(30,659)	(31,163)	(15,779)
Proceeds from sale of property, plant and equipment	683	851	2,764	9,860	4,199
Net capital expenditures, excluding acquisitions	(87,216)	(70,006)	(71,588)	(79,170)	(15,806)

Free cash flow	$72,882	$65,640	$64,656	$73,644	$104,819

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

The table below shows certain financial information as calculated on a constant currency basis, whereby the indicated 2018 financial information has been translated utilizing the average exchange rate for the twelve months ended December 31, 2017:

	Twelve Months Ended December 31, 2018
	Calculated in Constant Currency	As Reported	Difference
	(In thousands)
Rental revenues	$555,425	$558,197	$(2,772)
Rental, selling and general expenses	362,229	364,123	(1,894)
Adjusted EBITDA	216,298	217,243	(945)

The table below shows certain financial information as calculated on a constant currency basis, whereby the indicated 2017 financial information has been translated utilizing the average exchange rate for the twelve months ended December 31, 2016:

	Twelve Months Ended December 31, 2017
	Calculated in Constant Currency	As Reported	Difference
	(In thousands)
Rental revenues	$502,747	$498,825	$3,922
Rental, selling and general expenses	339,002	336,438	2,564
Adjusted EBITDA	186,281	184,803	1,478

The table below reflects a summary of certain of the non-GAAP financial data set forth above:

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except percentages)
Non-GAAP Data:
EBITDA	$102,593	$173,224	$176,821	$97,927	$138,482
EBITDA margin	17.3%	32.5%	34.8%	18.4%	31.1%
Adjusted EBITDA	$217,243	$184,803	$190,376	$200,836	$162,141
Adjusted EBITDA margin	36.6%	34.6%	37.4%	38.1%	36.4%
Free cash flow	$72,882	$65,640	$64,656	$73,644	$104,819

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those described under “Item 1A. Risk Factors.” The tables and information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) section were derived from exact numbers and may have immaterial rounding differences.

Overview

Executive Summary

Throughout 2018, our continuing operational strategic goals included growing revenue and expanding our operating margins by leveraging our infrastructure, focusing on higher returning assets and driving continuous improvements in efficiency.  To achieve these goals, we concentrated on generating growth in our core rental business through strong organic growth.  We also leveraged our new ERP system functionality and other technology enhancements to drive additional efficiencies, including mobile applications for both our employees and our customers and processes around the management of fleet.

As of December 31, 2018, our network includes 117 Storage Solutions locations, 20 Tank & Pump locations and 17 combined locations.  Our Storage Solutions fleet consists of approximately 195,600 units and our Tank & Pump Solutions business has a fleet of approximately 12,600 units.

For the year ended December 31, 2018, our achievements included:

•	Grew total rental revenues 11.9% year-over-year
•	Within our Storage Solutions business, which represented approximately 80% of rental revenue in 2018:
-	Grew total rental revenues 10.1% year-over-year,
-	Increased year-over-year Storage Solutions rental rates by 2.4%, and
-	Increased average units on rent by 3.5%,
•	Successfully positioned our Tank & Pump Solutions business to take advantage of positive trends in our underlying markets, which resulted in:
-	Year-over-year rental revenue growth of 20.1%,
-	Increased average equipment on rent (based on original equipment cost) by 20.8% year-over-year, with sequential increases in each quarter, and
-	Year-over-year rate increases for new equipment placed on rent,
•	Generated adjusted EBITDA of $217.2 million, with a 36.6% margin,
•	Implemented digital and mobile solutions across our businesses to drive market share, especially with large customers that value this deepened technology, and
•	Generated $72.9 million in free cash flow and returned $44.5 million to shareholders through dividends.
•	Decreased leverage ratio to 4.2x as of December 31, 2018, from 5.0x as of December 31, 2017 (leverage ratio calculated by dividing debt, less cash, by adjusted EBITDA).

Asset Impairment Charge and Loss on Divestiture, Net of Proceeds

Consistent with our strategy to focus on high returning assets, during the second quarter of 2018 we initiated an organization-wide project to assess the economic and operational status of our fleet and other assets as well as an in-depth analysis of our fleet management process to identify inefficiencies.  The result of this review was the identification of specific assets over which a further determination as to the economics of continued retention and repair could be made.  In July 2018, management presented a proposed plan of sale for certain identified assets to the Board of Directors, and on July 24, the Board of Directors made the strategic decision to approve the plan and authorized management to begin actively marketing the assets for sale.  As a result, we classified these assets, which were primarily rental fleet, as held for sale and recognized a loss of $102.1 million in 2018.  We also identified and placed as held for sale, property, plant and equipment and inventory that were not being used efficiently. The assets represent a subset of larger asset groups held by the Company.  As of December 31, 2018, the sale was completed.

Because the majority of these units were not producing revenue we do not anticipate the disposal of these assets to have any impact on our ability to generate revenue or to meet customer demand, nor do we expect a material impact on our liquidity or free cash flow, including planned capital expenditures. Overall, between the disposal of fleet and our strengthened processes, we expect operating expense savings of approximately $5 million to $7 million annually.  The savings includes reductions in labor, repairs and maintenance and lease costs.  In 2018 we realized savings of approximately $2 million related to the fleet divestiture and new strengthened processes around fleet management.  We expect to implement all costs savings measures by the end of the first quarter of 2019.  In addition, as a result of the reduction to our fleet and property, plant and equipment we expect depreciation expense to decrease approximately $0.9 million per quarter.

Tax Cuts and Jobs Act

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”), which, among other things, reduced the federal income tax rate from 35% to 21% effective January 1, 2018, and requires mandatory repatriation of foreign earnings.  As a result of the Tax Act, we remeasured our net deferred tax liabilities and recognized a net tax benefit of $77.6 million during the fourth quarter of 2017.  In addition, we recorded a provisional income tax expense of $3.1 million related to the repatriation of foreign earnings.  The Company finalized its analysis of the impact of the Tax Act passed in December 2017 and in the current year recorded a reduction of $2.6 million to provisional amounts that were recorded in the prior year.

Business Environment and Outlook

Approximately 66% of our rental revenue during the twelve-month period ended December 31, 2018 was derived from our North American Storage Solutions business, 20% was derived from our Tank & Pump Solutions business in North America and 14% was derived from our U.K. Storage Solutions business. Our business is subject to the general health of the economy and we utilize a variety of general economic indicators to assess market trends and determine the direction of our business.  On June 23, 2016, the U.K. voted to leave the European Union (the “E.U.”) in a referendum vote, which may have currently unknown social, geopolitical and economic impacts. The withdrawal negotiations began in 2017, and are still continuing.  The date of the U.K.’s departure from the E.U. is set for March 29, 2019. As developments and their impact become clearer, we may adjust our strategy and operations accordingly.

Based on our current forecasts and assessment, we expect that the majority of our end markets will continue to drive demand for our products.  In particular, construction, which represents approximately 36% of our consolidated rental revenue, is forecasted for continued growth in absolute terms but the rate of growth is expected to slow as compared to 2018.  Economic indicators related to our industrial and commercial end-segment are also favorable with positive trends in production and capacity utilization.  Industrial and commercial customers, which comprise approximately 25% of our rental revenue, generally operate in industries such as:  large processing plants for organic and inorganic chemicals, refineries, distributors and trucking and utility companies.  Our national retail accounts typically involve seasonal demand in the third and fourth quarter during the holiday season.  Retail and consumer service customers comprise approximately 25% of our revenue and include department, drug, grocery and strip mall stores as well as hotels, restaurants, service stations and dry cleaners.

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

•

Cost of sales in our consolidated statements of operations includes the net book value of the units that were sold during the reported period and includes both our cost to buy, transport, remanufacture and modify used containers and our cost to manufacture Storage Solutions units and other structures, and to a lesser extent the costs of parts and supplies sold to customers.

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

Results of Operations

Twelve Months Ended December 31, 2018, Compared to Twelve Months Ended December 31, 2017

The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as percentage of total revenues for the periods presented:

	Years Ended December 31,		Percent of Revenue Years Ended December 31,		Increase (Decrease)
	2018	2017	2018	2017	2018 versus 2017
	(In thousands, except percentages)
Revenues:
Rental	$558,197	$498,825	94.1%	93.5%	$59,372	11.9%
Sales	34,354	32,440	5.8	6.1	1,914	5.9
Other	678	2,284	0.1	0.4	(1,606)	(70.3)
Total revenues	593,229	533,549	100.0	100.0	59,680	11.2
Costs and expenses:
Rental, selling and general expenses	364,123	336,438	61.4	63.1	27,685	8.2
Cost of sales	22,437	21,001	3.8	3.9	1,436	6.8
Restructuring expenses	2,006	2,886	0.3	0.5	(880)	n/a
Asset impairment charge and loss on divestiture, net	102,140	—	17.2	—	102,140	n/a
Depreciation and amortization	67,000	63,372	11.3	11.9	3,628	5.7
Total costs and expenses	557,706	423,697	94.0	79.4	134,009	31.6
Income from operations	35,523	109,852	6.0	20.6	(74,329)	(67.7)
Other income (expense):
Interest income	6	25	—	—	(19)	n/a
Interest expense	(40,904)	(35,728)	(6.9)	(6.7)	(5,176)	14.5
Foreign currency exchange	64	(25)	—	—	89	n/a
(Loss) income before income tax provision (benefit)	(5,311)	74,124	(0.9)	13.9	(79,435)
Income tax provision (benefit)	2,751	(48,104)	0.5	(9.0)	50,855
Net (loss) income	$(8,062)	$122,228	(1.4)%	22.9%	$(130,290)

	Years Ended December 31,		Percent of Revenue Years Ended December 31,		Increase (Decrease)
	2018	2017	2018	2017	2018 versus 2017
	(In thousands, except percentages)
EBITDA (1)	$102,593	$173,224	17.3%	32.5%	$(70,631)	(40.8)%
Adjusted EBITDA (1)	217,243	184,803	36.6	34.6	32,440	17.6
Free Cash Flow (1)	72,882	65,640	12.3	12.3	7,242	11.0

(1)	See “Non-GAAP Data and Reconciliations” earlier in this Annual Report on Form 10-K.

The following table sets forth certain financial information as calculated on a constant currency basis:

	Twelve Months Ended December 31, 2018
	Calculated in Constant Currency (1)	As Reported	Difference
	(In thousands)
Rental revenues	$555,425	$558,197	$(2,772)
Rental, selling and general expenses	362,229	364,123	(1,894)
Adjusted EBITDA	216,298	217,243	(945)

(1)	See “Non-GAAP Data and Reconciliations” earlier in this Annual Report on Form 10‑K.

Total Revenues. The following tables depict revenue by type of business for the twelve-month periods ended December 31:

	Storage Solutions
	2018	2017	Increase (Decrease) 2018 versus 2017
	(In thousands, except percentages)
Revenues:
Rental	$447,464	$406,590	$40,874	10.1%
Sales	29,032	26,989	2,043	7.6
Other	528	1,875	(1,347)	(71.8)
Total revenues	$477,024	$435,454	$41,570	9.5

	Tank & Pump Solutions
	2018	2017	Increase (Decrease) 2018 versus 2017
	(In thousands, except percentages)
Revenues:
Rental	$110,733	$92,235	$18,498	20.1%
Sales	5,322	5,451	(129)	(2.4)
Other	150	409	(259)	(63.3)
Total revenues	$116,205	$98,095	$18,110	18.5

Of the $593.2 million of total revenues in 2018, $477.0 million, or 80.4%, related to the Storage Solutions business and $116.2 million, or 19.6%, related to the Tank & Pump Solutions business. In the prior year, $435.5 million, or 81.6%, related to the Storage Solutions business and $98.1 million, or 18.4%, related to the Tank & Pump Solutions business.

Rental Revenues.  Storage Solutions rental revenue for the twelve months ended December 31, 2018 increased $40.9 million, or 10.1%, as compared to the prior-year period. The increase was driven by a 2.4% increase in year-over-year rental rates and a 3.5% increase in units on rent as well as favorable mix and increases in delivery and pickup revenue. Yield (calculated as rental revenues divided by average units on rent) increased approximately 6.3% as compared to the prior-year period, driven by increased rates, favorable mix and increased delivery and pickup revenue.  Beginning in the second half of 2017, we successfully leveraged our technology, footprint and fleet capacity to partner with our National Account customers, which continued to drive year-over-year growth in 2018, especially in the first half of 2018.  During 2018 we began to pursue partnerships with other rental companies to provide supplementary product offerings for certain of our Storage Solutions customers. Arranging these comprehensive rental services for our customers increases loyalty while generating additional rental revenue, without additional investment in fleet.  While these revenues were not material for the fourth quarter or the full year of 2018, we do expect to continue to develop these revenues.

Rental revenues within the Tank & Pump Solutions business increased $18.5 million, or 20.1%, for the twelve months ended December 31, 2018, as compared to the prior year period.  The increase was driven by an approximately 20.8% increase in fleet on rent for the current year. Overall, rates were challenged in the first half of 2018, however, we had year-over-year rate increases for new equipment placed on rent throughout the last six months of the year. Demand from our downstream customers increased overall and maintenance projects that were postponed throughout much of 2017 returned to normalized levels.  We believe we are performing better than the market by leveraging our superior service and national footprint with our larger customers.  Additionally, we experienced a year-over-year increase in upstream business due to increased activity in the oil and gas segment.  Our salesforce has also successfully pursued new diversified customers in local geographies and we gained traction throughout 2018 on several new or extended customer contracts signed late in 2017 and early 2018.

Sales Revenues. We focus on rental revenues. In general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location.  Storage Solutions sales revenue for the twelve months ended December 31, 2018 increased $2.0 million, or 7.6%, to $29.0 million, compared to $27.0 million in the prior-year period. Tank & Pump Solutions sales revenue for the twelve months ended December 31, 2018 decreased $0.1 million to $5.3 million, compared to $5.4 million in the prior-year period.

Costs and Expenses. The following tables depict costs and expenses by type of business for the twelve-month periods ended December 31:

	Storage Solutions
	2018	2017	Increase (Decrease) 2018 versus 2017
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$287,648	$268,013	$19,635	7.3%
Cost of sales	19,439	17,930	1,509	8.4
Restructuring expenses	1,934	2,674	(740)	n/a
Asset impairment charge and loss on divestiture, net	99,882	—	99,882	n/a
Depreciation and amortization	41,482	38,792	2,690	6.9
Total costs and expenses	$450,385	$327,409	$122,976	37.6

	Tank & Pump Solutions
	2018	2017	Increase (Decrease) 2018 versus 2017
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$76,475	$68,425	$8,050	11.8%
Cost of sales	2,998	3,071	(73)	(2.4)
Restructuring expenses	72	212	(140)	n/a
Asset impairment charge and loss on divestiture, net	2,258	—	2,258	n/a
Depreciation and amortization	25,518	24,580	938	3.8
Total costs and expenses	$107,321	$96,288	$11,033	11.5

Rental, Selling and General Expenses.  Rental, selling and general expenses for the twelve months ended December 31, 2018 of $364.1 million increased $27.7 million, or 8.2%, as compared to 2017.  Of this total increase, $19.6 million related to the Storage Solutions business and $8.1 million related to the Tank & Pump Solutions business. As a percentage of total revenues, rental, selling and general expenses were 61.4% for the twelve months ended December 31, 2018, which was down from 63.1% in 2017.

Within the Storage Solutions business rental, selling and general expenses in the prior-year period was $2.6 million of expense related to the severance and transition of an executive.  Excluding this expense, rental, selling and general expenses increased $22.3 million, an 8.4% increase from the prior-year period. The increase was primarily due to higher transportation, salary and re-rent costs required to support the additional rental activity as well as an increase in variable compensation in the current year, as compared to the prior year. Also contributing to the year-over-year difference is increased stock-based compensation expense due to the anticipated achievement of certain goals related to our performance-based stock award plan.

Rental, selling and general expenses for the Tank & Pump Solutions business increased $8.1 million, or 11.8%, in the twelve months ended December 31, 2018, as compared to the prior year.  The increase was largely due to increased transportation costs to support the additional rental activity as well as an increase in variable compensation in the current year, as compared to the prior year.

Cost of Sales. Cost of sales is the cost related to our sales revenue only. Within the Storage Solutions business, cost of sales was $19.4 million and $17.9 million for the twelve-month periods ended December 31, 2018 and 2017, respectively.  Storage Solutions sales profit was $9.6 million and $9.1 million for the twelve-month periods ended December 31, 2018 and 2017, respectively.  Sales profit expressed as a percentage of sales revenue (sales profit margin) was 33.0% in the twelve months ended December 31, 2018 and 33.6% in the prior-year period.

Within the Tank & Pump Solutions business, cost of sales was $3.0 million and $3.1 million for the twelve months ended December 31, 2018 and 2017, respectively.  Tank & Pump Solutions sales profit was $2.3 million and $2.4 million for the twelve-month periods ended December 31, 2018 and 2017, respectively.

Restructuring expenses.  The $2.0 million of restructuring expenses recognized in the twelve months ended December 31, 2018, consisted primarily of expense related to the restructuring of our corporate service center, including the severance of an executive, and expense incurred in conjunction with the divestiture of certain assets as discussed earlier in this MD&A.  Additionally in 2018, we recognized expenses related to projects initiated in prior years that were not accruable during such periods.

Of the $2.9 million of restructuring expense recognized in the twelve months ended December 31, 2017, approximately $1.3 million related to the integration of our wholly owned subsidiary ETS into the existing Mobile Mini infrastructure and $0.9 million consisted of costs related to the divestiture of our wood mobile office business, primarily related to the abandonment of yards, or portions of yards.  The remaining restructuring expense related largely to division and corporate departmental restructurings.

Asset impairment charge and loss on divestiture, net. As discussed in the overview section of this MD&A, during the current period we identified specific underperforming assets to classify as held for sale.  As a result, we recognized a loss of $102.1 million in the year.

Depreciation and Amortization Expense. Depreciation and amortization expense of $67.0 million increased 5.7% in the twelve-month period ended December 31, 2018, as compared to 2017.  The majority of this increase relates to depreciation on property, plant and equipment.

Interest Expense. Interest expense was $40.9 million for the twelve months ended December 31, 2018 compared to $35.7 million in the prior-year period. This 14.5% increase is due to a higher effective interest rate on our lines of credit, partially offset by an overall decrease in debt outstanding.  Our average debt outstanding in the twelve months ended December 31, 2018 was $917.8 million, compared to $934.5 million in the prior year period. The weighted average interest rate on our debt was 4.2% and 3.6% for the twelve-month periods ended December 31, 2018 and 2017, respectively, excluding the amortization of deferred financing costs. Taking into account the amortization of deferred financing costs, the weighted average interest rate was 4.5% and 3.8% for the twelve-month periods ended December 31, 2018 and 2017, respectively.

(Benefit) Provision for Income Taxes. The effective income tax (benefit) rate of (51.8%) for the year ended December 31, 2018 was impacted by the $102.1 million asset impairment charge and loss on divestiture which resulted in a $5.3 million loss before income taxes.  As a result of the low pre-tax loss, the permanent differences between actual income and taxable income are having a meaningful effect on the tax rate.  The nondeductible items include $5.8 million in tax expense related to prior-period share-based compensation, offset by a $2.6 million reduction in our provisional tax expense related to the repatriation of foreign earnings for the impact of the Tax Act enacted in December 2017.

Excluding the asset impairment charge and loss on divestiture, the reversal of deferred tax assets related to nondeductible share-based compensation expense of $5.8 million, and the $2.6 million reduction to our provisional tax expense for U.S. Tax Reform, our income tax provision for the year ended December 31, 2018 was $24.7 million and the effective tax rate was 25.5%. The decrease in the effective tax rate as compared to the 2017 effective rate was primarily due to the reduction of the U.S. federal tax rate from 35% to 21%, partially offset by the increase in disallowed deductions for officers’ compensation, both of which are a result of the Tax Act enacted in 2017.  Based on information currently available to us, we estimate that our 2019 effective tax rate will be between 25% and 27%.

The effective income tax (benefit) rate of (64.9%) for the year ended December 31, 2017 was primarily impacted by the accounting for the Tax Act enacted in December 2017, which reduced the federal income tax rate from 35% to 21%.  Excluding the effects of tax reform, our effective tax rate for the year ended December 31, 2017 was 35.6%.

At December 31, 2018, we had a federal net operating loss carryforward of approximately $150.5 million, which expires, if unused, from 2029 to 2034. In addition, we had net operating loss carryforwards in the various states in which we operate. Over the past three years, we have generated $113.5 million of federal taxable income.  At December 31, 2018, we had $71.3 million of gross deferred tax assets included within the net deferred tax liability on our balance sheet, and a $1.0 million valuation allowance. We believe, based on internal projections, that we will generate sufficient taxable income needed to realize the corresponding unreserved federal and state deferred tax assets to the extent they are recorded as deferred tax assets in our balance sheet.  However, given that the federal net operating loss carryforwards that give rise to the deferred tax asset expire over six years beginning in 2029, there could be changes in management’s judgment in future periods with respect to the recoverability of these assets. See Note 8 “Income Taxes” to the accompanying consolidated financial statements for further discussion on income taxes.

Net (Loss) Income. For the twelve months ended December 31, 2018, we had a net loss of $8.1 million.  The loss was driven by our impairment charge and loss on divestiture, which more than offset our increased revenues.  This loss compares to net income of $122.2 million for the twelve months ended December 31, 2017.  The net income for 2017 was affected by the recognition of an income tax benefit of $74.5 million related to income tax legislation enacted in December 2017.

Adjusted EBITDA. For the twelve months ended December 31, 2018, we realized adjusted EBITDA of $217.2 million, an increase of $32.4 million, or 17.6%, as compared to adjusted EBITDA of $184.8 million in the prior year. The increase was generated by strong growth in both our Storage Solutions and Tank & Pump Solutions businesses, and was partially offset by overall increased rental, selling and general costs. Our adjusted EBITDA margins were 36.6% and 34.6% for the twelve-month periods ended December 31, 2018 and 2017, respectively. The increase in adjusted EBITDA margin is due to increased efficiencies and our ability to leverage our infrastructure to grow revenue at a higher rate than expense.

During the twelve months ended December 31, 2018, adjusted EBITDA related to the Storage Solutions business increased $22.1 million, or 14.0%, to $180.1 million from $158.0 million in the prior year. Adjusted EBITDA related to the Tank & Pump Solutions business increased $10.3 million, or 38.4%, to $37.2 million during the twelve months ended December 31, 2018 from $26.8 million during the prior year.  Adjusted EBITDA margins for the twelve months ended December 31, 2018 were 37.8% for the Storage Solutions business and 32.0% for the Tank & Pump Solutions business.

Twelve Months Ended December 31, 2017, Compared to Twelve Months Ended December 31, 2016

The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as percentage of total revenues for the periods presented:

	Years Ended December 31,		Percent of Revenue Years Ended December 31,		Increase (Decrease)
	2017	2016	2017	2016	2017 versus 2016
	(In thousands, except percentages)
Revenues:
Rental	$498,825	$480,083	93.5%	94.4%	$18,742	3.9%
Sales	32,440	26,499	6.1	5.2	5,941	22.4
Other	2,284	2,040	0.4	0.4	244	12.0
Total revenues	533,549	508,622	100.0	100.0	24,927	4.9
Costs and expenses:
Rental, selling and general expenses	336,438	309,294	63.1	60.8	27,144	8.8
Cost of sales	21,001	16,471	3.9	3.2	4,530	27.5
Restructuring expenses	2,886	6,020	0.5	1.2	(3,134)	n/a
Depreciation and amortization	63,372	63,734	11.9	12.5	(362)	(0.6)
Total costs and expenses	423,697	395,519	79.4	77.8	28,178	7.1
Income from operations	109,852	113,103	20.6	22.2	(3,251)	(2.9)
Other income (expense):
Interest income	25	2	—	—	23	n/a
Interest expense	(35,728)	(32,726)	(6.7)	(6.4)	(3,002)	9.2
Debt extinguishment expense	—	(9,192)	—	(1.8)	9,192	n/a
Deferred financing costs write-off	—	(2,271)	—	(0.4)	2,271	n/a
Foreign currency exchange	(25)	(18)	—	—	(7)	n/a
Income before income tax (benefit) provision	74,124	68,898	13.9	13.5	5,226
Income tax (benefit) provision	(48,104)	21,650	(9.0)	4.3	(69,754)
Net income	$122,228	$47,248	22.9%	9.3%	$74,980

	Years Ended December 31,		Percent of Revenue Years Ended December 31,		Increase (Decrease)
	2017	2016	2017	2016	2017 versus 2016
	(In thousands, except percentages)
EBITDA (1)	$173,224	$176,821	32.5%	34.8%	$(3,597)	(2.0)%
Adjusted EBITDA (1) (2)	184,803	190,376	34.6	37.4	(5,573)	(2.9)
Free Cash Flow (1)	65,640	64,656	12.3	12.7	984	1.5

(1)	See “Non-GAAP Data and Reconciliations” earlier in this Annual Report on Form 10-K.
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

Rental Revenues.  Storage Solutions rental revenue for the twelve months ended December 31, 2017 increased $19.4 million, or 5.0%, as compared to 2016. Adjusting for an unfavorable change in currency translation rates rental revenue increased approximately 6.0%, as compared to 2016.  The increase was driven by a 3.1% increase in year-over-year rental rates and a 4.6% increase in units on rent. Adjusting for the unfavorable currency effect, yield increased approximately 1.4% as compared to 2016, driven by the rate increase in 2017, offset by changes in mix and other rental items. The full year rental revenue increase was impacted by strong fourth quarter year-over-year increases in seasonal business. Storage Solutions rental revenues in the fourth quarter of 2017 increased 9.8%, as compared to the fourth quarter of 2016, when adjusted for the impact of currency fluctuations.

Rental revenues within the Tank & Pump Solutions business decreased $0.7 million, or 0.8%, for the twelve-month period ended December 31, 2017, as compared to 2016.  Decreased year-over-year rental revenue in the first nine months of 2017 was largely offset by increased year-over-year rental revenue in the fourth quarter of 2017.  Rental revenues for the first nine months of 2017 decreased $3.9 million, or 5.5%, when compared to the same period in 2016, due primarily to decreased demand from our downstream customers as well as fewer infrastructure projects in our pump business.   Fourth quarter 2017 rental revenue for our Tank & Pump Solutions business increased $3.2 million, or 14.2%, compared to the fourth quarter of 2016 due to the resumption of previously deferred maintenance in our downstream market, increased demand overall and new business.

Sales Revenues. We focus on rental revenues. In general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location.  Storage Solutions sales revenue for the twelve months ended December 31, 2017 increased $5.4 million, or 25.1%, to $27.0 million, compared to $21.6 million in 2016. The growth was largely due to increased activity in the U.K. resulting from an acquisition in late 2016.  Tank & Pump Solutions sales revenue for the twelve months ended December 31, 2017 increased $0.5 million to $5.4 million, compared to $4.9 million in 2016.

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

Cost of Sales. Cost of sales is the cost related to our sales revenue only. Within the Storage Solutions business, cost of sales was $17.9 million and $13.3 million in the twelve-month periods ended December 31, 2017 and 2016, respectively.  Storage Solutions sales profit was $9.1 million and $8.3 million for the twelve-month periods ended December 31, 2017 and 2016, respectively.  Sales profit margin was 33.6% in the twelve months ended December 31, 2017 and 38.3% in 2016.  The decrease in profit margin is due to sales activity related to a U.K. acquisition in late 2016.

Within the Tank & Pump Solutions business, cost of sales was $3.1 million and $3.2 million in the twelve months ended December 31, 2017 and 2016, respectively.  Tank & Pump Solutions sales profit was $2.4 million and $1.8 million for the twelve-month periods ended December 31, 2017 and 2016, respectively.

Restructuring expenses.  The restructuring expenses in 2017 and 2016 resulted primarily from the continuation of projects initiated in prior years.  Included in restructuring expenses for the twelve months ended December 31, 2017 and 2016 were approximately $1.3 million and $2.0 million, respectively, of expenses related to the integration of our wholly owned subsidiary, ETS into the existing Mobile Mini infrastructure. Also included in restructuring expenses for the twelve months ended December 31, 2017 and 2016 was $0.9 million and $3.3 million, respectively, of costs related to the divestiture of our wood mobile office business, primarily related to the abandonment of yards, or portions of yards.  The remaining restructuring expenses in both years relate largely to divisional and corporate departmental restructurings.

Depreciation and Amortization Expense. Depreciation and amortization expense of $63.4 million decreased slightly in the twelve-month period ended December 31, 2017, as compared to 2016.

Interest Expense. Interest expense increased $3.0 million to $35.7 million in the twelve months ended December 31, 2017, compared to $32.7 million in 2016. The 9.2% increase is primarily due to higher interest rates on the line of credit, partially offset by a decrease in the effective interest rate on our bonds due to the issuance of the 2024 Notes and extinguishment of the $200.0 million aggregate principal amount of our outstanding 7.875% senior notes due December 1, 2020 (the “2020 Notes” and together with the 2024 Notes, the “Senior Notes”) in the second quarter of 2016.

Our average debt outstanding in the twelve months ended December 31, 2017 was $934.5 million, as compared to $929.1 million in 2016. The weighted average interest rate on our debt was 3.6% and 3.3% for the twelve-month periods ended December 31, 2017 and 2016, respectively, excluding the amortization of deferred financing costs. Taking into account the amortization of deferred financing costs, the weighted average interest rate was 3.8% and 3.5% for the twelve-month periods ended December 31, 2017 and 2016, respectively.

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

(Benefit) Provision for Income Taxes. The effective income tax (benefit) rate of (64.9%) for the year ended December 31, 2017 was primarily impacted by the accounting for the Tax Act enacted in December 2017, which reduced the federal income tax rate from 35% to 21%. The Company recognized a net benefit of $77.6 million related to the remeasurement of its net deferred tax liabilities for this rate change, affecting the rate by (104.7%).  Additionally, the Company recorded a provisional expense of $3.1 million for the mandatory repatriation of foreign earnings, affecting the rate by 4.2%. Excluding the effects of tax reform, our effective tax rate for the year ended December 31, 2017 was 35.6%.

The increase to 35.6% from the effective tax rate of 31.4% for 2016 is due to an enacted U.K. rate change in 2016, reducing the rate applied to deferred tax balances from 18% to 17%, which resulted in a $0.9 million benefit for the year ended December 31, 2016.  Additionally, changes in foreign rate differentials contributed to the overall effective tax rate increase.  The change in foreign rate differentials was caused by the utilization of all remaining U.K. net operating losses during 2017, resulting in higher tax rates on our current year U.K. income.

Net Income. As a result of the income statement activity discussed above, we had net income of $122.2 million for the twelve months ended December 31, 2017. Excluding the effect of the tax legislation, we estimate our net income would have been approximately $47.7 million, as compared to $47.2 million for the twelve months ended December 31, 2016.

Adjusted EBITDA. For the twelve-month period ended December 31, 2017, we realized adjusted EBITDA of $184.8 million, a decrease of $5.6 million, or 2.9%, as compared to adjusted EBITDA of $190.4 million in 2016. Growth in our Storage Solutions business revenue was offset by a decrease in the Tank & Pump Solutions business, overall increased rental, selling and general costs primarily driven by increased variable compensation in the twelve-month period ended December 31, 2017 and an unfavorable currency exchange rate.  Our adjusted EBITDA margins were 34.6% and 37.4% for the years ended December 31, 2017 and 2016, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Renting is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The majority of the assets that we rent have very long useful lives and require relatively little maintenance expenditures. Most of the capital we have deployed in our rental business historically has been used to expand our operations geographically, to execute opportunistic acquisitions, to increase the number of units available for rent at our existing locations, and to add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to cash flow from operations and the deferral of income taxes caused by accelerated depreciation of our fixed assets in our tax return filings. Our cash from operating activities for the years ended December 31, 2018, 2017 and 2016 of $160.1 million, $135.6 million and $136.2 million, respectively, resulted in free cash flow of $72.9 million, $65.6 million and $64.7 million, respectively.  In addition to free cash flow, our principal current source of liquidity is the Credit Agreement described below.

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

The obligations of us and our subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets. At December 31, 2018, we had $593.5 million of borrowings outstanding and $403.4 million of additional borrowing availability under the Credit Agreement. We were in compliance with the terms of the Credit Agreement as of December 31, 2018 and were above the minimum borrowing availability threshold and therefore not subject to any financial maintenance covenants.

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at our option at either: (i) the London interbank offered rate (“LIBOR”) plus an applicable margin (“LIBOR Loans”), or (ii) the prime rate plus an applicable margin (“Base Rate Loans”). The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.25% to 1.75% for LIBOR Loans and 0.25% to 0.75% for Base Rate Loans at each measurement date. The margins in effect as of December 31, 2018 are 1.50% for LIBOR Loans and 0.50% for Base Rate Loans.

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

The Credit Agreement provides for U.K. borrowings, which are, at our option, denominated in either British pounds or Euros, by our U.K. subsidiary based upon a U.K. borrowing base; Canadian borrowings, which are denominated in Canadian dollars, by our Canadian subsidiary based upon a Canadian borrowing base; and U.S. borrowings, which are denominated in U.S. dollars, based upon a U.S. borrowing base along with any Canadian assets not included in the Canadian subsidiary.

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

Cash Flow Summary

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Net (loss) income	$(8,062)	$122,228	$47,248
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Debt extinguishment expense and deferred financing costs write-off	—	—	11,463
Asset impairment charge and loss on divestiture, net	102,140	—	—
Deferred income taxes	(2,523)	(49,980)	21,634
Other adjustments	76,965	72,857	74,976
Total adjustments to reconcile net (loss) income to net cash provided by operating activities	176,582	22,877	108,073
Changes in certain assets and liabilities, net of effect of businesses acquired	(8,422)	(9,459)	(19,077)
Net cash provided by operating activities	160,098	135,646	136,244
Net cash used in investing activities	(77,063)	(70,006)	(88,153)
Net cash used in financing activities	(92,144)	(57,043)	(44,853)
Effect of exchange rate changes on cash	1,263	717	(714)
Net (decrease) increase in cash	$(7,846)	$9,314	$2,524

Operating Activities.

Net cash provided by operating activities was $160.1 million for the twelve months ended December 31, 2018, compared to $135.6 million in the prior year, an increase of $24.5 million. The twelve months ended December 31, 2018 reflects a net loss of $8.1 million compared to net income of $122.2 million in 2017; however, non-cash adjustments in 2018 total $176.6 million and include a $102.1 million non-cash expense resulting from an asset impairment charge and loss on divestiture.  These non-cash adjustments in 2018 resulted in a net increase to cash provided by operating activities.  Net non-cash adjustments in 2017 were $22.9 million. Within non-cash adjustments, deferred taxes was $2.5 million in 2018 and $50.0 million in 2017. For further discussion, see Note 8 “Income Taxes” to the accompanying consolidated financial statements. The change in working capital accounts resulted in cash outflows of $8.4 million in 2018 and $9.5 million in 2017 and was due to normal operating fluctuations.

Net cash provided by operating activities was $135.6 million for the twelve months ended December 31, 2017, compared to $136.2 million in the prior year, a slight decrease. The twelve months ended December 31, 2017 reflects an increase in net income of $75.0 million.  Non-cash adjustments in 2017 total $22.9 million as compared to $108.1 million in 2016.  This fluctuation is primarily a result of the Tax Act enacted in 2017 and debt extinguishment costs in 2016. The change in working capital accounts resulted in cash outflows of $9.5 million in 2017 and $19.1 million in 2016.  The $8.9 million decrease in cash outflows is largely due to increases in accounts receivable during 2016 due to the implementation of our new ERP system, as well as changes in the invoicing process instituted by our largest Storage Solutions customer.

Cash provided by operating activities is enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our assets and our federal and state net operating loss carryforwards. At December 31, 2018, we had a federal net operating loss carryforward of approximately $150.5 million and a net deferred tax liability of $170.1 million.

Investing Activities. Net cash used in investing activities was $77.1 million in 2018, compared to $70.0 million in 2017 and $88.2 million in 2016. In 2018, investing activities included $10.2 million of proceeds related to assets that were designated as held for sale and in 2016, we paid $16.6 million, for acquisitions.  Otherwise, net cash used in investing activities consists of net expenditures for rental fleet and property, plant and equipment.

Rental fleet expenditures were as follows for the periods indicated:

	Additions to Rental Fleet, Excluding Acquisitions For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
North America Storage Solutions	$52,654	$45,043	$32,270
United Kingdom Storage Solutions	6,893	11,405	10,851
Tank & Pump Solutions	26,414	7,240	14,251
Consolidated additions to rental fleet, excluding acquisitions	85,961	63,688	57,372
Proceeds from sale of rental fleet	(14,993)	(12,953)	(13,679)
Rental fleet net capital expenditures	$70,968	$50,735	$43,693

Rental fleet expenditures were $86.0 million in 2018, an increase of $22.3 million compared to 2017. Rental fleet expenditures in 2018 were made to meet overall increases in Tank & Pump Solutions demand as well as for Storage Solutions demand in geographic areas of high utilization, as well as to meet customer demand for specific types of units. Compared to 2016, rental fleet expenditures increased 11.0% in 2017. Proceeds from sale of rental fleet units were consistent over the past three years. In general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location; as such, the proceeds from sale of rental units will normally fluctuate from year to year.

Property, plant and equipment net capital expenditures were $16.2 million in 2018, $19.3 million in 2017 and $27.9 million in 2016.  These expenditures primarily related to internal software development, leasehold improvements and replacements for our transportation equipment.

The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. In addition to our expenditures for our rental fleet, capital expenditures include items such as the cost to buy or replace forklifts, trucks and trailers that we use to move and deliver our products to our customers, and for our computer information and communication systems. In addition to the cash expenditures, we acquired property, plant and equipment through capital leases totaling $20.3 million, $9.5 million and $19.0 million in 2018, 2017 and 2016, respectively.  These leases were primarily for transportation related equipment.

We anticipate our near term investing activities in 2019 will be between $75 million and $80 million and will be primarily focused on obtaining fleet to support growth in our North America Storage Solutions and Tank & Pump Solutions businesses. In addition, we may invest in acquisitions.

Financing Activities. Net cash used in financing activities was $92.1 million in 2018, $57.0 million in 2017 and $44.9 million in 2016. Activity in 2016 includes the issuance of $250.0 million aggregate principal amount of the 2024 Notes at an initial offering price of 100% of their face value. The net proceeds from the sale of the 2024 Notes were used to (i) redeem all $200.0 million aggregate principal amount of our outstanding 2020 Notes at a redemption price of 103.938% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date of June 8, 2016, (ii) repay a portion of the indebtedness outstanding under the Credit Agreement, and (iii) pay fees and expenses related to the offering of the 2024 Notes.

We have used free cash flow to purchase treasury stock, pay down borrowings and pay dividends.  In 2018, 2017 and 2016, we paid cash dividends of $44.5 million, $40.2 million and $36.4 million, respectively, to our stockholders and purchased shares of our common stock of $0.7 million, $8.4 million and $11.3 million, respectively. As of December 31, 2018 we have $70.8 million remaining to repurchase treasury shares under the repurchase program.  Borrowings outstanding under our Credit Agreement as of December 31, 2018, totaled $593.5 million and approximately $403.4 million of additional borrowings were available to us.  Deferred financing cost expenditures in 2016 largely relate to the issuance of the 2024 Notes.

Contractual Obligations and Commitments

Our contractual obligations primarily consist of our outstanding balance under the Credit Agreement, $250.0 million aggregate principal amount of the 2024 Notes and obligations under capital leases. We also have operating lease commitments for: (i) real estate properties for the majority of our locations with remaining lease terms typically ranging from one to ten years, (ii) delivery, transportation and yard equipment, typically under a five-year lease with purchase options at the end of the lease term at a stated or fair market value price, and (iii) office related equipment. At December 31, 2018, primarily in connection with securing our insurance policies, we provided certain insurance carriers and others with approximately $3.1 million in letters of credit.

The table below provides a summary of our contractual commitments as of December 31, 2018. Lease renewal options that we currently anticipate exercising at the end of the initial lease period have been included in the schedule below.

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(In thousands)
Revolving credit facility	$593,495	$—	$593,495	$—	$—
Interest payment obligations under our revolving credit facility (1)	71,597	24,241	47,356	—	—
Senior Notes	250,000	—	—	—	250,000
Interest payment obligations under our Senior Notes (2)	80,782	14,688	29,375	29,375	7,344
Obligations under capital leases	63,359	10,472	23,007	19,242	10,638
Interest payment obligations under our capital leases (3)	5,419	1,583	2,296	1,149	391
Operating leases (4)	103,708	18,827	28,834	22,607	33,440
Purchase obligations (5)	10,790	10,790	—	—	—
Total contractual obligations	$1,179,150	$80,601	$724,363	$72,373	$301,813

(1)

Scheduled interest rate obligations under our Credit Agreement, which is subject to a variable rate of interest, were calculated using our weighted average rate as of December 31, 2018 of 3.9%. Also included in this number are estimated fees to be paid related to unused portions of our lines of credit.

(2)	Scheduled interest rate obligations under our Senior Notes were calculated using the stated rate of 5.875%.
(3)	Scheduled interest rate obligations under capital leases were calculated using imputed rates primarily ranging from 1.7% to 4.1%.
(4)

Operating lease obligations include operating commitments and restructuring related commitments. For further discussion, see Note 12 “Commitments and Contingencies” to the accompanying consolidated financial statements.

(5)	Purchase obligations consist of a noncancelable commitment to purchase containers for inclusion in our fleet.

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

Rental contracts with our customers may have multiple performance obligations including the direct rental of fleet to our customers, fleet delivery and pickup.  Also included in rental revenues are ancillary fees, including late charges and charges for damages.  For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using the contractually stated price as our best estimate of the standalone selling price of each distinct promise in the contract.  Our prices are determined using methods and assumptions developed consistently across similar customers and markets.

We enter into contracts with our customers to rent equipment generally based on a 28-day rate for our Storage Solutions fleet and a daily, weekly or monthly rate for our Tank & Pump Solutions fleet.  Revenues from renting are recognized ratably over the rental period under lessor accounting. The rental continues until cancelled by the customer or the Company. If equipment is returned prior to the end of the contractually obligated period, the excess, if any, between the amount the customer is contractually required to pay, over the cumulative amount of revenue recognized to date, is recognized as incremental revenue upon return. Customers may utilize our equipment delivery and pick-up services in conjunction with the rental of equipment, but it is not required. Revenue pursuant to the delivery or pick up of a rented unit is recognized in rental revenue upon completion of the service.

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

Purchase Accounting. We account for acquisitions under the acquisition method. Under the acquisition method of accounting, we record assets acquired and liabilities assumed at their estimated fair market value on the date of acquisition.  Goodwill is measured as the excess of the fair value of the consideration transferred over the fair value of the identifiable net assets. Estimated fair values of acquired assets and liabilities is provisional and could change as additional information is received. We finalize valuations as soon as practicable, but not later than one-year from the acquisition date. Any subsequent changes to purchase price allocations result in a corresponding adjustment to goodwill.

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

Goodwill.  For acquired businesses, we record assets acquired and liabilities assumed at their estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired is recorded as goodwill. Of the $705.2 million total goodwill at December 31, 2018, $468.4 million related to the North American Storage Solutions segment, $55.6 million related to the U.K. Storage Solutions segment and $181.2 million related to the Tank & Pump Solutions segment.

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

Some factors management considers important which could require an impairment review include the following:

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

As of December 31, 2018, 2017 and 2016, we assessed qualitative factors and determined it is more-likely-than-not each of the reporting unit’s assigned goodwill had estimated fair values greater than the respective reporting unit’s individual net asset carrying values; therefore, the two-step impairment test was not performed.

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

The estimated useful lives and residual values of our rental fleet might change in the future based on changing circumstances.  If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets. For instance, if all our rental fleet units had been placed in service with useful lives 25% less or greater than our current estimated useful lives, we estimate that our annual depreciation expense for the year ended December 31, 2018 would have been $10.5 million higher or $6.3 million lower, respectively.

Similarly, if our rental fleet units had been placed in service with estimated residual values decreased by 10% of the original cost, for example from 55% to 45% (with Tank & Pump Solutions residual values remaining at 0%), depreciation expense would have been approximately $3.3 million higher for the year ended December 31, 2018.  If our rental fleet units had been placed in service with estimated residual values increased by 10% of the original cost, for example, from 55% to 65% for steel storage containers and from 0% to 10% for Tank & Pump Solutions, our depreciation expense would have been lower by approximately $5.0 million, for the year ended December 31, 2018.

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

A valuation allowance is provided for those deferred tax assets for which it is more-likely-than-not that the related benefits will not be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each jurisdiction. If we determine that we will not realize all or a portion of our deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced with a credit to income tax expense.

The majority of our deferred tax asset relates to federal net operating loss carryforwards that have future expiration dates. Management believes that adequate future taxable income will be generated through future operations, or through available tax planning strategies to recover the unreserved portion of these assets. However, given that the federal net operating loss carryforwards that give rise to the deferred tax asset expire over six years beginning in 2029, there could be changes in management’s judgment in future periods with respect to the recoverability of these assets.

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

We have recorded certain income tax effects for the impact of the Tax Cuts and Jobs Act (the “Tax Act”) which was enacted on December 22, 2017.  Previously issued guidance provided for a one year period from the enactment date to allow the Company to complete its analysis of the Tax Act. The Company has completed its analysis and recorded any final effects within this one year period.

The Tax Act enacted a new a minimum tax on U.S. companies’ foreign operations called Global Intangible Low Tax Income (“GILTI”). The Company has made a policy election to account for any impacts of GILTI tax in the period in which it is incurred.

See additional information regarding income taxes in Note 8 “Income Taxes” to the accompanying financial statements.

Recent Accounting Pronouncements

For discussions of the adoption and potential impacts of recently issued accounting standards, refer to Note 2 “Summary of Significant Accounting Policies” to the accompanying condensed consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following table sets forth the scheduled maturities and the total fair value of our debt portfolio as of December 31, 2018:

							Total at	Total Fair Value at
	Principal Maturing in the Twelve Months Ended December 31,						December 31,	December 31,
	2019	2020	2021	2022	2023	Thereafter	2018	2018
	(In thousands, except percentages)
Debt:
Fixed rate	$10,472	$11,567	$11,440	$10,356	$8,886	$260,638	$313,359	$310,387
Average interest rate							4.99%
Floating rate	$—	$593,495	$—	$—	$—	$—	$593,495	$593,495
Average interest rate							3.93%
Operating leases	$18,827	$15,510	$13,324	$12,205	$10,402	$33,440	$103,708

Impact of Foreign Currency Rate Changes. We currently have operations outside the U.S., and we bill those customers primarily in their local currency, which is subject to foreign currency rate changes. Our operations in Canada are billed in the Canadian dollar, and our operations in the U.K. are billed in British pounds. We are exposed to foreign exchange rate fluctuations as the financial results of our non-U.S. operations are translated into U.S. dollars. The impact of foreign currency rate changes has historically been insignificant with our Canadian operations, but we have more exposure to volatility with our U.K. operations. Based on the level of our U.K. operations during the twelve months ended December 31, 2018, a 10% change in the value of the British pound as compared to the U.S. dollar would have changed net income by approximately $0.9 million for the twelve months ended December 31, 2018.  We do not currently hedge our currency transaction or translation exposure, nor do we have any current plans to do so.

On June 23, 2016, the U.K. held a referendum in which British citizens approved an exit from the E.U., commonly referred to as “Brexit.” As a result of the referendum, the global markets and currencies have been adversely impacted, including volatility in the value of the British pound as compared to the U.S. dollar. Volatility in exchange rates is expected to continue in the short term as the U.K. negotiates its exit from the E.U. In order to help minimize our exchange rate gain and loss volatility, we finance our U.K. entities through our revolving credit facility, which allows us, at our option, to borrow funds locally in British pound denominated debt. In the longer term, any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors

Mobile Mini, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mobile Mini, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Phoenix, Arizona

February 5, 2019

MOBILE MINI, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except par value data)

	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$5,605	$13,451
Receivables, net of allowance for doubtful accounts of $4,599 and $6,250 at December 31, 2018 and December 31, 2017, respectively	130,233	111,562
Inventories	11,725	15,671
Rental fleet, net	929,090	989,154
Property, plant and equipment, net	154,254	157,304
Other assets	13,398	15,334
Intangibles, net	55,542	62,024
Goodwill	705,217	708,907
Total assets	$2,005,064	$2,073,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$33,177	$26,955
Accrued liabilities	88,136	78,084
Lines of credit	593,495	634,285
Obligations under capital leases	63,359	52,791
Senior notes, net of deferred financing costs of $3,511 and $4,150 at December 31, 2018 and December 31, 2017, respectively	246,489	245,850
Deferred income taxes	170,139	173,754
Total liabilities	1,194,795	1,211,719
Commitments and contingencies
Stockholders' equity:
Preferred stock $.01 par value, 20,000 shares authorized, none issued	—	—
Common stock $.01 par value, 95,000 shares authorized, 49,986 issued and 44,690 outstanding at December 31, 2018 and 49,658 issued and 44,380 outstanding at December 31, 2017	500	497
Additional paid-in capital	619,850	605,369
Retained earnings	410,641	463,322
Accumulated other comprehensive loss	(72,861)	(60,334)
Treasury stock, at cost, 5,296 and 5,278 shares at December 31, 2018 and December 31, 2017, respectively	(147,861)	(147,166)
Total stockholders' equity	810,269	861,688
Total liabilities and stockholders' equity	$2,005,064	$2,073,407

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

	For the Years Ended December 31,
	2018	2017	2016
Revenues:
Rental	$558,197	$498,825	$480,083
Sales	34,354	32,440	26,499
Other	678	2,284	2,040
Total revenues	593,229	533,549	508,622
Costs and expenses:
Rental, selling and general expenses	364,123	336,438	309,294
Cost of sales	22,437	21,001	16,471
Restructuring expenses	2,006	2,886	6,020
Asset impairment charge and loss on divestiture, net	102,140	—	—
Depreciation and amortization	67,000	63,372	63,734
Total costs and expenses	557,706	423,697	395,519
Income from operations	35,523	109,852	113,103
Other income (expense):
Interest income	6	25	2
Interest expense	(40,904)	(35,728)	(32,726)
Debt extinguishment expense	—	—	(9,192)
Deferred financing costs write-off	—	—	(2,271)
Foreign currency exchange	64	(25)	(18)
(Loss) income from operations before income tax provision (benefit)	(5,311)	74,124	68,898
Income tax provision (benefit)	2,751	(48,104)	21,650
Net (loss) income	$(8,062)	$122,228	$47,248

(Loss) earnings per share:
Basic	$(0.18)	$2.77	$1.07
Diluted	(0.18)	2.76	1.06
Weighted average number of common and common share equivalents outstanding
Basic	44,295	44,055	44,145
Diluted	44,295	44,254	44,390
Cash dividends declared per share	$1.00	$0.91	$0.82

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	For the Years Ended December 31,
	2018	2017	2016
Net (loss) income	$(8,062)	$122,228	$47,248
Other comprehensive (loss) income :
Foreign currency translation adjustment, net of income tax provision of $88, $30 and $106 in 2018, 2017 and 2016, respectively	(12,527)	20,713	(36,885)
Other comprehensive (loss) income	(12,527)	20,713	(36,885)
Comprehensive (loss) income	$(20,589)	$142,941	$10,363

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2016, 2017 and 2018

(In thousands)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at January 1, 2016	44,594	$491	$584,447	$352,262	$(44,162)	4,551	$(127,509)	$765,529
Net income	—	—	—	47,248	—	—	—	47,248
Common stock dividends declared	—	—	—	(36,614)	—	—	—	(36,614)
Other comprehensive loss	—	—	—	—	(36,885)	—	—	(36,885)
Exercise of stock options	17	1	467	—	—	—	—	468
Tax shortfall on equity award transactions	—	—	(242)	—	—	—	—	(242)
Purchase of treasury stock	(446)	—	—	—	—	446	(11,290)	(11,290)
Restricted stock grants, net	130	1	—	—	—	—	—	1
Share-based compensation	—	—	7,399	—	—	—	—	7,399
Balance at December 31, 2016	44,295	493	592,071	362,896	(81,047)	4,997	(138,799)	735,614
Net income	—	—	—	122,228	—	—	—	122,228
Common stock dividends declared	—	—	—	(40,214)	—	—	—	(40,214)
Other comprehensive income	—	—	—	—	20,713	—	—	20,713
Exercise of stock options	233	3	5,797	—	—	—	—	5,800
Purchase of treasury stock	(281)	—	—	—	—	281	(8,367)	(8,367)
Restricted stock grants, net	133	1	(1)	—	—	—	—	—
Share-based compensation	—	—	7,373	—	—	—	—	7,373
Cumulative effect of adoption of accounting pronouncement	—	—	129	18,412	—	—	—	18,541
Balance at December 31, 2017	44,380	497	605,369	463,322	(60,334)	5,278	(147,166)	861,688
Net loss	—	—	—	(8,062)	—	—	—	(8,062)
Common stock dividends declared	—	—	—	(44,619)	—	—	—	(44,619)
Other comprehensive loss	—	—	—	—	(12,527)	—	—	(12,527)
Exercise of stock options	118	1	3,616	—	—	—	—	3,617
Purchase of treasury stock	(18)	—	—	—	—	18	(695)	(695)
Restricted stock grants, net	210	2	(2)	—	—	—	—	—
Share-based compensation	—	—	10,867	—	—	—	—	10,867
Balance at December 31, 2018	44,690	$500	$619,850	$410,641	$(72,861)	5,296	$(147,861)	$810,269

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net (loss) income	$(8,062)	$122,228	$47,248
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Debt extinguishment expense	—	—	9,192
Deferred financing costs write-off	—	—	2,271
Asset impairment charge and loss on divestiture, net	102,140	—	—
Provision for doubtful accounts	2,412	5,037	6,162
Amortization of deferred financing costs	2,060	2,060	1,976
Amortization of long-term liabilities	145	130	116
Share-based compensation expense	10,867	7,373	7,399
Depreciation and amortization	67,000	63,372	63,734
Gain on sale of rental fleet	(6,055)	(5,657)	(5,472)
Loss on disposal of property, plant and equipment	600	517	1,285
Deferred income taxes	(2,523)	(49,980)	21,634
Tax shortfall on equity award transactions	—	—	(242)
Foreign currency transaction loss	(64)	25	18
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(22,011)	(15,677)	(27,321)
Inventories	(406)	(90)	598
Other assets	826	(635)	60
Accounts payable	2,909	(4,985)	239
Accrued liabilities	10,260	11,928	7,347
Net cash provided by operating activities	160,098	135,646	136,244
Cash Flows from Investing Activities:
Proceeds from sale of assets held for sale	10,153	—	—
Cash paid for businesses acquired, net of cash acquired	—	—	(16,565)
Additions to rental fleet, excluding acquisitions	(85,961)	(63,688)	(57,372)
Proceeds from sale of rental fleet	14,993	12,953	13,679
Additions to property, plant and equipment, excluding acquisitions	(16,931)	(20,122)	(30,659)
Proceeds from sale of property, plant and equipment	683	851	2,764
Net cash used in investing activities	(77,063)	(70,006)	(88,153)
Cash Flows from Financing Activities:
Net repayments under lines of credit	(40,790)	(6,875)	(26,548)
Proceeds from issuance of 5.875% senior notes due 2024	—	—	250,000
Redemption of 7.875% senior notes due 2020	—	—	(200,000)
Debt extinguishment expense	—	—	(9,192)
Deferred financing costs	—	(12)	(5,369)
Principal payments on capital lease obligations	(9,746)	(7,418)	(6,520)
Issuance of common stock	3,617	5,800	468
Dividend payments	(44,530)	(40,171)	(36,402)
Purchase of treasury stock	(695)	(8,367)	(11,290)
Net cash used in financing activities	(92,144)	(57,043)	(44,853)
Effect of exchange rate changes on cash	1,263	717	(714)
Net (decrease) increase in cash	(7,846)	9,314	2,524
Cash and cash equivalents at beginning of year	13,451	4,137	1,613
Cash and cash equivalents at end of year	$5,605	$13,451	$4,137
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$37,979	$35,029	$21,546
Cash paid during the year for income and franchise taxes	4,012	2,607	1,772
Equipment and other acquired through capital lease obligations	20,314	9,501	18,951
Capital expenditures accrued or payable	10,752	7,270	3,230

See accompanying notes.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Mobile Mini, Organization and Description of Business

Mobile Mini, Inc., a Delaware corporation, is a leading provider of portable storage and specialty containment solutions. In these notes, the terms “Mobile Mini,” the “Company,” “we,” “us,” and “our” refer to Mobile Mini, Inc. At December 31, 2018, we have a fleet of portable storage and office units operating throughout the U.S., Canada and the U.K. serving a diversified customer base, including construction companies, large and small retailers, medical centers, schools, utilities, distributors, the military, hotels, restaurants, entertainment complexes and households. These customers use our products for a wide variety of applications, including the storage of construction materials and equipment, retail and manufacturing inventory, documents and records and other goods. We also have a fleet of specialty containment products, concentrated in the Gulf Coast region of the U.S., including liquid and solid containment units, serving a specialty sector in the industry.  Specialty products are leased primarily to chemical, refinery, oil and natural gas drilling, mining and environmental service customers.

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

Receivables and Allowance for Doubtful Accounts

Receivables are stated net of an allowance for doubtful accounts. We estimate the amount of customer receivables that are uncollectible and record an estimated provision for bad debts through a charge to operations. The provision is based on historical collection experience and evaluation of past-due accounts. Specific accounts are written off against the allowance when management determines the account is uncollectible. We require a security deposit on most leased office units to cover the cost of damages or unpaid balances, if any.  Our provision for doubtful accounts was less than 1.5% of total revenues in the years ended December 31, 2018, 2017 and 2016.

The information presented in the table below reflects the activity in the allowance for doubtful accounts during the periods presented.

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Balance at beginning of year	$6,250	$4,886	$2,162
Provision charged to expense	2,412	5,037	6,162
Write-offs and other	(4,063)	(3,673)	(3,438)
Balance at end of year	$4,599	$6,250	$4,886

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments which potentially expose us to concentrations of credit risk consist primarily of receivables. Concentration of credit risk with respect to receivables is limited due to our large number of customers spread over a broad geographic area in many industry sectors. We typically have the right to repossess rented portable storage units, including any customer goods contained in the unit, following non-payment of rent. Receivables related to sold units are generally secured by the product sold to the customer.  Our largest customer accounted for approximately 6.0% of our consolidated rental revenue for the year ended December 31, 2018, and 17.6% of our total receivables at December 31, 2018.  These receivables generally fluctuate throughout the year depending upon seasonal demand but are typically higher at year end following the seasonal holiday business.

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

	2018	2017
	(In thousands)
Raw materials and supplies	$8,078	$11,732
Work-in-process	—	50
Finished units	3,647	3,889
Inventories	$11,725	$15,671

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the assets’ estimated useful lives. Our depreciation expense related to property, plant and equipment for 2018, 2017 and 2016 was $28.8 million, $25.9 million and $25.1 million, respectively. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the disposal of property, plant and equipment and is included in rental, selling and general expenses in the consolidated statements of operations.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, plant and equipment at December 31 consisted of the following:

	Residual Value as Percentage of Original Cost	Useful Life in Years	2018	2017
			(In thousands)
Land			$1,638	$2,970
Vehicles and machinery	0 - 55%	5 - 30	156,195	151,937
Buildings and improvements (1)	0 - 25	3 - 30	27,614	25,079
Computer equipment and software	0	3 - 10	70,903	66,505
Furniture and office equipment	0	3 - 10	6,680	6,911
Property, plant and equipment			263,030	253,402
Accumulated depreciation and amortization			(108,776)	(96,098)
Property, plant and equipment, net			$154,254	$157,304

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

Deferred Financing Costs

Deferred financing costs consist of the costs of obtaining long-term financing.  Deferred financing costs related to our lines of credit are included in other assets in the consolidated balance sheets, while the Senior Notes are presented on the balance sheet net of deferred financing costs. These costs are amortized and included in interest expense over the term of the related debt, using the straight-line method, which approximates the effective interest method. Amortization expense for deferred financing costs was approximately $2.1 million, $2.1 million and $2.0 million in 2018, 2017 and 2016, respectively.

As of December 31, 2018, $3.5 million and $2.8 million of the total $6.3 million unamortized deferred financing costs, related to the 2024 Notes and the Credit Agreement, respectively. The annual amortization of deferred financing costs is expected to be as follows (in thousands):

2019	$2,060
2020	2,000
2021	638
2022	638
2023	638
Thereafter	319
Total	$6,293

Goodwill

For acquired businesses, we record assets acquired and liabilities assumed at their estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired is recorded as goodwill. Of the $705.2 million total goodwill at December 31, 2018, $468.4 million related to the North America Storage Solutions segment, $55.6 million related to the U.K. Storage Solutions segment and $181.2 million related to the Tank & Pump Solutions segment.

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

As of December 31, 2018, 2017 and 2016, management assessed qualitative factors and determined it is more-likely-than-not each of the reporting unit’s assigned goodwill had estimated fair values greater than the respective reporting unit’s individual net asset carrying values; therefore, the two step impairment test was not performed.

The following table shows the activity and balances related to goodwill from January 1, 2017 to December 31, 2018:

(In thousands)
Balance at January 1, 2017 (1)	$703,558
Adjustments	18
Foreign currency (2)	5,331
Balance at December 31, 2017 (1)	708,907
Foreign currency (2)	(3,690)
Balance at December 31, 2018 (1)	$705,217

(1)	Includes accumulated amortization of $2.0 million and accumulated impairment of $12.5 million.
(2)	Represents foreign currency translation adjustments primarily related to the U.K. storage solutions reporting unit.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangibles

Intangible assets are amortized over the estimated useful life of the asset utilizing a method which reflects the estimated pattern in which the economic benefits will be consumed.  Customer relationships are amortized based on the estimated attrition rates of the underlying customer base, other intangibles are amortized using the straight-line method.

The following table reflects balances related to intangible assets for the years ended December 31:

		2018			2017
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Customer relationships	15 - 20	$92,751	$(39,472)	$53,279	$93,235	$(34,660)	$58,575
Trade names/trademarks	5 - 10	5,913	(4,014)	1,899	5,954	(3,312)	2,642
Non-compete agreements	5	1,886	(1,549)	337	1,890	(1,114)	776
Other	20	59	(32)	27	60	(29)	31
Total		$100,609	$(45,067)	$55,542	$101,139	$(39,115)	$62,024

Amortization expense for amortizable intangibles was approximately $6.5 million, $6.5 million and $6.4 million in 2018, 2017 and 2016, respectively. See information regarding intangibles acquired in conjunction with company acquisitions in Note 3.  Based on the carrying value at December 31, 2018, future amortization of intangible assets is expected to be as follows for the years ended December 31 (in thousands):

2019	$6,291
2020	5,141
2021	4,905
2022	4,605
2023	4,324
Thereafter	30,276
Total	$55,542

Impairment of Long-Lived Assets (Other than Goodwill)

Our rental fleet, property, plant and equipment, and finite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may be impaired. (See potential impairment indicators under “Goodwill” above). If this review indicates the carrying value of these assets will not be recoverable, as measured based on estimated undiscounted cash flows over their remaining life, the carrying amount would be adjusted to fair value.  The cash flow estimates contain management’s best estimates using appropriate and customary assumptions and projections at the time of evaluation.  See Note 4 for discussion of an impairment and divestiture loss during 2018 related primarily to long-lived assets.  There were no indicators of impairment for long-lived assets held for use at December 31, 2018 or at December 31, 2017.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We enter into contracts with our customers to rent equipment generally based on a 28-day rate for our Storage Solutions fleet and a daily, weekly or monthly rate for our Tank & Pump Solutions fleet.  Revenues from renting are recognized ratably over the rental period under lessor accounting. The rental continues until cancelled by the customer or the Company. If equipment is returned prior to the end of the contractually obligated period, the excess, if any, between the amount the customer is contractually required to pay, over the cumulative amount of revenue recognized to date, is recognized as incremental revenue upon return. Customers may utilize our equipment delivery and pick-up services in conjunction with the rental of equipment, but it is not required. Revenue pursuant to the delivery or pick up of a rented unit is recognized in rental revenue upon completion of the service.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

When customers are billed in advance, we defer recognition of revenue and reflect unearned rental revenue at the end of the period.  As of December 31, 2018 and 2017, we had approximately $41.0 million and $38.3 million, respectively, of unearned rental revenue included in accrued liabilities in the condensed consolidated balance sheets for December 31, 2018 and 2017.  We expect to perform the remaining performance obligations and recognize the unearned rental revenue within the next twelve months.  Accordingly, we have applied the practical expedient available, under which we do not disclose the amount of consideration allocable to different performance obligations.

Cost of Sales

Cost of sales in our consolidated statements of operations includes the net book value of the units that were sold during the reported period and includes both our cost to buy, transport, remanufacture and modify used containers and our cost to manufacture Storage Solutions units and other structures, and to a lesser extent the costs of parts and supplies sold to customers.

Advertising Costs

Advertising expense was $3.4 million, $4.0 million and $3.9 million in 2018, 2017 and 2016, respectively. The balance of prepaid advertising costs, which are never amortized more than twelve months, was less than $0.1 million at both December 31, 2018 and 2017.

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

A valuation allowance is provided for those deferred tax assets for which it is more-likely-than-not that the related benefits will not be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each jurisdiction. If we determine that we will not realize all or a portion of our deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced with a credit to income tax expense.

We record uncertain tax positions using a two-step process, whereby (1) we determine whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits within the interest expense line and other expense line, respectively, in the accompanying consolidated statements of operations. Accrued interest and penalties are included within the related liability lines in the consolidated balance sheets.

The Tax Act enacted a new a minimum tax on U.S. companies’ foreign operations called Global Intangible Low Tax Income (“GILTI”). The Company has made a policy election to account for any impacts of GILTI tax in the period in which it is incurred.

In the current year, the Company finalized its analysis of the impact of U.S. tax reform passed in December 2017 and has recorded a reduction to provisional amounts recorded in the fourth quarter of 2017.

See additional information regarding income taxes in Note 8.

(Loss) Earnings per Share

Basic (loss) earnings per share (“EPS”) is calculated by dividing net loss or income by the weighted average number of common shares outstanding during the period.  Restricted stock awards are subject to the risk of forfeiture and are not included

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in the calculation of basic weighted average number of common shares outstanding until vested. Diluted EPS is calculated under the treasury stock method.  Potential common shares included restricted common stock and incremental shares of common stock issuable upon the exercise of stock options.

The following table is a reconciliation of net (loss) income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted EPS for the years ended December 31:

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Numerator:
Net (loss) income	$(8,062)	$122,228	$47,248
Denominator:
Weighted average shares outstanding - basic	44,295	44,055	44,145
Dilutive effect of share-based awards	—	199	245
Weighted average shares outstanding - diluted	44,295	44,254	44,390
Earnings per share:
Basic	$(0.18)	$2.77	$1.07
Diluted	(0.18)	2.76	1.06

There are approximately 0.7 million of common stock equivalents that would have been included in the diluted EPS denominator for the year ended December 31, 2018 had there not been a net loss.  These common stock equivalents were excluded because their inclusion would reduce the net loss per share.  In addition, the following table represents the number of stock options and restricted stock awards that were issued or outstanding but excluded in calculating diluted EPS because their effect would have been anti-dilutive, or the underlying performance criteria has not been met, for the years ended December 31:

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Stock options	915	2,078	2,076
Restricted stock awards	33	2	5
Total	948	2,080	2,081

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

At December 31, 2018 and 2017, we did not have any financial instruments required to be recorded at fair value on a recurring basis.

The carrying amounts of cash, cash equivalents, receivables, accounts payable and accrued liabilities approximate fair values based on their short-term nature. The fair values of our revolving credit facility and capital leases are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of our revolving credit facility debt and capital leases, which are measured using Level 2 inputs, at December 31, 2018 and 2017 approximated their respective book values.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Senior Notes are presented on the balance sheet net of deferred financing costs. The gross carrying value and the fair value of the Senior Notes are as follows:

	2018	2017
	(In thousands)
Carrying value	$250,000	$250,000
Fair value	247,028	262,500

Derivatives

In the normal course of business, our operations are exposed to fluctuations in interest rates. We have in the past, and may again in the future, address a portion of these risks through a controlled program of risk management that includes the use of derivative financial instruments. The objective of controlling these risks is to limit the impact of fluctuations in interest rates on earnings. At December 31, 2018 and 2017, we did not have any derivative financial instruments.

Share-Based Compensation

We calculate the fair value of stock options using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected life and risk-free interest rates.  The fair value of restricted stock awards is estimated as the closing price of our common stock on the date of grant.  Compensation related to service-based awards are recognized on a straight-line basis over the vesting period, which is generally three to five years. Compensation expense related to performance-based awards is recognized over the implicit service period of the award based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date.  Expense related to performance-based awards that have multiple vesting dates, is recognized using the accelerated attribution approach, whereby each vesting tranche is treated as a separate award for purposes of determining the implicit service period.  Share-based compensation expense is reduced for forfeitures when they occur.

Foreign Currency Translation and Transactions

For our non-U.S. operations, the local currency is the functional currency. All assets and liabilities are translated into U.S. dollars at period-end exchange rates and all income statement amounts are translated at the average exchange rate for each month within the year.

Impact of Recently Issued Accounting Standards

Tax Reform. During December 2017, the Financial Accounting Standards Board (“FASB”) released Staff Accounting Bulletin No. 118 (“the Bulletin”) which provides accounting guidance regarding accounting for income taxes for the reporting period that includes the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017. The bulletin provides guidance in those situations where the accounting for certain income tax effects of the Tax Act will be incomplete by the time financial statements are issued for the reporting period that includes the enactment date. For those elements of the Tax Act that cannot be reasonable estimated, no effect will be recorded.

The staff has provided in the Bulletin that in situations where the accounting is incomplete for certain effects of the Tax Act, a measurement period is provided in order to complete the accounting. The measurement period begins in the reporting period that includes the enactment of the Tax Act and ends when the entity has obtained, prepared and analyzed the information needed in order to complete the accounting requirements, but no later than one year from enactment. The measurement period therefore ended in December 2018. The Company finalized its analysis of the impact of the Tax Act in the current year.  Please refer to the significant accounting policies for income taxes above in this footnote, as well as Note 8 for additional information.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation – Modifications. In May 2017, the FASB issued a standard which clarifies what constitutes a modification of a share-based payment award.  This standard is effective for annual and interim periods beginning after December 15, 2017.  We implemented this standard on January 1, 2018 and will apply the guidance prospectively to modifications, if any.

Business Combinations.  In January 2017, the FASB issued a standard which clarifies the definition of a business and provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  This standard is effective for annual and interim periods beginning after December 15, 2017.  We implemented this standard on January 1, 2018 and will apply the guidance prospectively to future transactions.

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

We will adopt this standard effective January 1, 2019.  A modified retrospective transition approach is required.  Entities may choose between applying the new standard as of the date of initial application, or applying the standard to all leases existing as of the earliest comparative period and recasting its comparative period financial statements.  We expect to use the effective date as our date of initial application.  Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

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

When we enter contractual arrangements as lessor, we expect the period of each rental to be less than one year.  As such, we do not believe the accounting for our contractual rental revenue for contracts in which we are the lessor will be materially affected by the adoption of this standard.

Upon adoption, we currently expect to recognize additional operating liabilities for contracts in which we are the lessee totaling between $90 million to $95 million, with corresponding right of use assets.  The liabilities will be calculated as the present value of the remaining minimum rental payments for existing operating leases.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The majority of our revenue, as it relates to contractual rental revenue, is excluded from the scope of this standard, and the accounting for the remaining revenue streams were not affected. We utilized the modified retrospective adoption and there was no impact on our consolidated financial statements, nor was there a cumulative effect of initially applying the standard.  For more information regarding our revenue from contracts with customers, see the disclosure in Note 5.

(3) Acquisitions

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

We did not make any acquisitions during the years ended December 31, 2018 and 2017.

(4) Held for Sale Assets

Consistent with our strategy to focus on high returning assets, during the second quarter of 2018 we initiated an organization-wide project to assess the economic and operational status of our fleet and other assets as well as an in-depth analysis of our fleet management process to identify inefficiencies. The task encompassed an intensive review of underperforming assets throughout North America and the United Kingdom using our recently implemented enterprise resource planning system and sophisticated work order system that allows specific identification of the status of each unit and facilitates deeper analysis of repair and maintenance costs.  The result of this review was the identification of specific assets over which a further determination as to the economics of continued retention and repair could be made.

In July 2018, management presented a proposed plan of sale for certain identified assets to the Board of Directors, and on July 24, 2018 the Board of Directors made the strategic decision to approve the plan and authorized management to begin actively marketing the assets for sale.  As a result, we placed these assets as held for sale and recognized a $98.3 million loss on divestiture in the third quarter of 2018.  In the fourth quarter of 2018, additional assets were identified and placed as held for sale, resulting in a full-year loss of $102.1 million, which consisted primarily of a non-cash loss of $111.4 million. The majority of the assets have been sold as scrap metal. In addition to rental fleet, we also identified and placed for sale, property, plant and equipment and inventory that were not being used efficiently. The assets represent a subset of larger asset groups held by the Company.  As of December 31, 2018, the sale was completed.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with this project, we evaluated the assigned depreciable lives and salvage values of our fleet.  We believe that the assigned lives and salvage values discussed in Note 6 continue to be appropriate for our fleet.

Related to this activity, the Company has recognized exit costs as positions were eliminated and yards, or portions of yards were exited.

The estimated loss as adjusted is set forth below:

	Net Book Value	Units
	(In thousands)
North America Storage Solutions Fleet:
Steel storage containers	$57,579	20,072
Steel ground level offices	30,806	3,543
Other	363	286
United Kingdom Storage Solutions Fleet	8,152	1,525
Tank & Pump Solutions Fleet	1,654	622
Other	12,875	n/a
Total	111,429	26,048
Proceeds, net of disposal costs	(9,289)
Net loss on impairment and divestiture	$102,140

(5) Revenue from Contracts with Customers

In the following table, rental revenue is disaggregated by the nature of the underlying service provided and for the periods indicated.  The table also includes a reconciliation of the disaggregated rental revenue to our reportable segments.

	For the Twelve Months Ended December 31, 2018
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Direct rental revenue	$273,232	$56,516	$329,748	$78,163	$407,911
Delivery, pickup and similar revenue	82,325	19,456	101,781	30,330	132,111
Ancillary rental revenue	11,156	4,779	15,935	2,240	18,175
Total rental revenues	$366,713	$80,751	$447,464	$110,733	$558,197

	For the Twelve Months Ended December 31, 2017
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Direct rental revenue	$247,014	$54,102	$301,116	$66,204	$367,320
Delivery, pickup and similar revenue	70,478	18,698	89,176	23,889	113,065
Ancillary rental revenue	11,756	4,542	16,298	2,142	18,440
Total rental revenues	$329,248	$77,342	$406,590	$92,235	$498,825

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Twelve Months Ended December 31, 2016
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Direct rental revenue	$233,273	$54,068	$287,341	$65,874	$353,215
Delivery, pickup and similar revenue	65,216	19,275	84,491	24,340	108,831
Ancillary rental revenue	10,732	4,581	15,313	2,724	18,037
Total rental revenues	$309,221	$77,924	$387,145	$92,938	$480,083

(6) Rental Fleet

Depreciation expense related to our rental fleet for 2018, 2017 and 2016 was $31.7 million, $31.0 million and $32.3 million, respectively. At December 31, 2018 and 2017, all rental fleet units were pledged as collateral under the Credit Agreement.  Appraisals on our rental fleet are required by our lenders on a regular basis. The appraisal typically reports no difference in the value of the unit due to the age or length of time it has been in our fleet. Based in part upon our lender’s third-party appraiser who evaluated our fleet as of September 30, 2018, management estimates that the net orderly liquidation appraisal value of our rental fleet as of December 31, 2018 was approximately $1.1 billion.  Our net book value for this fleet as of December 31, 2018 was $929.1 million.

Rental fleet at December 31 consisted of the following:

	Residual Value as Percentage of Original Cost (1)	Useful Life in Years	2018	2017
			(In thousands)
Storage Solutions:
Steel storage containers	55%	30	$601,127	$655,553
Steel ground level offices	55%	30	341,385	374,836
Other			7,249	8,290
Total			949,761	1,038,679
Accumulated depreciation			(151,666)	(168,112)
Total Storage Solutions fleet, net			$798,095	$870,567
Tank & Pump Solutions:
Steel tanks		25	$72,770	$64,254
Roll-off boxes		15 - 20	34,205	29,897
Stainless steel tank trailers		25	28,764	28,871
Vacuum boxes		20	17,005	12,700
De-watering boxes		20	8,429	6,361
Pumps and filtration equipment		7	13,984	12,680
Other			8,475	7,088
Total			183,632	161,851
Accumulated depreciation			(52,637)	(43,264)
Total Tank & Pump Solutions fleet, net			$130,995	$118,587
Total rental fleet, net			$929,090	$989,154

(1)	Tank & Pump Solutions fleet has been assigned zero residual value.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Debt

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

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at our option at either: (i) the London interbank offered rate (“LIBOR”) plus an applicable margin (“LIBOR Loans”), or (ii) the prime rate plus an applicable margin (“Base Rate Loans”). The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.25% to 1.75% for LIBOR Loans and 0.25% to 0.75% for Base Rate Loans at each measurement date. As of December 31, 2018, the applicable margins are 1.50% for LIBOR Loans and 0.50% for Base Rate Loans.

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

The Credit Agreement provides for U.K. borrowings, which are, at the Company’s option, denominated in either British pounds or Euros, by its U.K. subsidiary based upon a U.K. borrowing base; Canadian borrowings, which are denominated in Canadian dollars, by its Canadian subsidiary based upon a Canadian borrowing base; and U.S. borrowings, which are denominated in U.S. dollars, by the Company based upon a U.S. borrowing base along with any Canadian assets not included in the Canadian subsidiary.

The Credit Agreement also contains customary negative covenants, including covenants that restrict the Company’s ability to, among other things: (i) allow certain liens to attach to the Company’s or its subsidiaries’ assets, (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, or prepay certain indebtedness, (iii) incur additional indebtedness or engage in certain other types of financing transactions, and (iv) make acquisitions or other investments.  In addition, we must comply with a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of each quarter, upon the minimum availability amount under the Credit Agreement falling below the greater of (y) $90 million and (z) 10% of the lesser of the then total revolving loan commitment and aggregate borrowing base.  As of December 31, 2018, we were in compliance with the minimum borrowing availability threshold set forth in the Credit Agreement and, therefore, are not subject to any financial maintenance covenants.

The weighted average interest rate under the lines of credit was approximately 3.5% in 2018 and 2.6% in 2017. The average outstanding balance was approximately $613.8 million and $637.9 million during 2018 and 2017, respectively. At December 31, 2018, the Company had approximately $593.5 million of borrowings outstanding and $403.4 million of additional borrowing availability under the Credit Agreement, based upon borrowing base calculations as of such date.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Obligations Under Capital Leases

At December 31, 2018 and 2017, obligations under capital leases for certain real property, transportation, technology and office related equipment were $63.4 million and $52.8 million, respectively. Certain of the lease agreements provide us with a purchase option at the end of the lease term. The leases have been capitalized using interest rates primarily ranging from approximately 1.7% to 4.1% and are secured by the property and equipment under lease.

Assets recorded under capital lease obligations totaled approximately $90.3 million as of December 31, 2018 and $71.6 million as of December 31, 2017. Related accumulated amortization totaled approximately $35.7 million as of December 31, 2018 and $25.4 million as of December 31, 2017. The assets acquired under capital leases and related accumulated amortization are included in property, plant and equipment, net, in the consolidated balance sheets. The related amortization is included in depreciation and amortization expense in the consolidated statements of operations.

Future minimum capital lease payments at December 31, 2018 are as follows (in thousands):

2019	$12,055
2020	12,869
2021	12,434
2022	11,060
2023	9,331
Thereafter	11,029
Total	68,778
Amount representing interest	(5,419)
Present value of minimum lease payments	$63,359

Future Debt Obligations

The scheduled maturity for debt obligations for balances outstanding at December 31, 2018 are as follows:

	Lines of Credit	Senior Notes	Capital Lease Obligations	Total
	(In thousands)
2019	$—	$—	$10,472	$10,472
2020	593,495	—	11,567	605,062
2021	—	—	11,440	11,440
2022	—	—	10,356	10,356
2023	—	—	8,886	8,886
Thereafter	—	250,000	10,638	260,638
Total	$593,495	$250,000	$63,359	$906,854

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Income Taxes

(Loss) income from operations before income tax for the years ended December 31 consisted of the following:

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
U.S.	$(16,784)	$52,609	$45,430
Foreign	11,473	21,515	23,468
Total	$(5,311)	$74,124	$68,898

The provision for income taxes from continuing operations for the years ended December 31 consisted of the following:

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Current:
U.S. federal	$—	$—	$(1,124)
State	2,340	990	1,093
Foreign	2,934	886	—
Total current	5,274	1,876	(31)
Deferred:
U.S. federal	158	(59,257)	16,628
State	(1,796)	7,000	1,215
Foreign	(885)	2,277	3,838
Total deferred	(2,523)	(49,980)	21,681
Total (benefit) provision for income taxes	$2,751	$(48,104)	$21,650

A reconciliation of the U.S. federal statutory rate to our effective tax rate for the years ended December 31 is as follows:

	For the Years Ended December 31,
	2018	2017	2016
U.S. federal statutory rate	21.0%	35.0%	35.0%
State taxes, net of federal benefit	6.3	4.5	1.6
Nondeductible expenses and other	(0.7)	0.1	1.1
U.S. mandatory repatriation	47.5	4.2	—
Executive compensation	(15.2)	—	—
Adjustment of deferred tax asset for nondeductible share-based compensation	(109.5)	—	—
Global intangible low tax income	(14.3)	—	—
Adjustment of net deferred tax liability for enacted tax rate change	7.7	(104.7)	0.2
Foreign rate differential	5.4	(4.0)	(6.5)
Effective tax rate	(51.8)%	(64.9)%	31.4%

The effective income tax (benefit) rate of (51.8%) for the year ended December 31, 2018 was impacted by the $102.1 million asset impairment charge and loss on divestiture which resulted in a $5.3 million loss before income taxes.  As a result of the low pre-tax loss, the permanent differences between actual income and taxable income are having a meaningful effect on the tax rate.  The nondeductible items include $5.8 million in tax expense related to share-based compensation, offset by a $2.6 million reduction in our provisional tax expense related to the repatriation of foreign earnings for the impact of the Tax Act enacted in December 2017.

The $5.8 million tax expense from share-based compensation resulted from an out-of-period adjustment recorded in the fourth quarter of 2018 to correct deferred tax assets that had been established in error in previous years based on the expectation that the compensation would be deductible. In the fourth quarter of 2018 we determined the share-based compensation to be nondeductible and reversed the $5.8 million of deferred tax assets. We determined that the error is immaterial to all prior period

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial statements.  Further, the out-of-period correction is immaterial to the consolidated financial statements for the quarter and year ended December 31, 2018.

The effective income tax (benefit) rate of (64.9%) for the year ended December 31, 2017 was primarily impacted by the accounting for the U.S. tax reform enacted in December 2017 which reduced the federal income tax rate from 35% to 21%. The Company recognized a net benefit of $77.6 million related to the remeasurement of its net deferred tax liabilities for this rate change, affecting the rate by (104.7%). Additionally, the Company recorded a provisional expense of $3.1 million for the mandatory repatriation of foreign earnings, affecting the rate by 4.2%.The effective income tax rate of 31.4% for the year ended December 31, 2016 was primarily impacted by enacted rate changes to the U.K. income tax rate from 18% to 17%, which resulted in a $0.9 million benefit.

The components of the net deferred tax liability at December 31 are approximately as follows:

	2018	2017
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$38,693	$44,228
Deferred revenue and expenses	8,999	8,435
Accrued compensation and other benefits	4,552	4,118
Allowance for doubtful accounts	1,307	1,532
Equity compensation	2,573	7,092
Capital leases	14,008	12,999
Other	1,177	1,456
Total deferred tax assets	71,309	79,860
Valuation allowance	(1,037)	(1,126)
Net deferred tax assets	70,272	78,734
Deferred tax liabilities:
Fixed assets	(204,394)	(218,605)
Intangibles and goodwill	(35,051)	(33,165)
Other	(966)	(718)
Total deferred tax liabilities	(240,411)	(252,488)
Net deferred tax liabilities	$(170,139)	$(173,754)

A net deferred tax liability of approximately $17.6 million and $19.3 million related to our U.K. operations has been combined with the net deferred tax liabilities of our U.S. operations in the consolidated balance sheets at December 31, 2018 and 2017, respectively.

At December 31, 2018, we had U.S. federal net operating loss carryforwards on our federal tax return of approximately $150.5 million, which expire if unused from 2029 to 2034. At December 31, 2018, we had net operating loss carryforwards on the various states’ tax returns in which we operate totaling $100.6 million, which expire if unused from 2019 to 2038.

Management evaluates the ability to realize our deferred tax assets on a quarterly basis and adjusts the amount of our valuation allowance if necessary. Over the past three years, we have generated $113.5 million of federal taxable income.  Management currently believes that the ability to generate adequate future taxable income through operations and the reversal of taxable temporary differences are adequate to recover the unreserved portion of these deferred tax assets.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We paid income and franchise taxes of approximately $4.0 million in 2018, $2.6 million in 2017 and $1.8 million in 2016. These amounts are lower than the recorded expense in some years due to net operating loss carryforwards and general business credit utilization.

We are subject to taxation in the U.S. federal jurisdiction, as well as various U.S. state and foreign jurisdictions. We have identified our U.S. federal tax return as our “major” tax jurisdiction. As of December 31, 2018, we are no longer subject to examination by U.S. federal tax authorities for years prior to 2015, to examination for any U.S. state taxing authority prior to 2013, or to examination for any foreign jurisdictions prior to 2014. All subsequent periods remain open to examination.

Uncertain tax positions are recognized and measured using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more-likely-than-not that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

As of December 31, 2018, we no longer have unrecognized tax benefits. The reduction to our unrecognized tax benefits had no effect on our effective tax rate. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

	Gross Position	Tax Effect
	(In thousands)
Balance December 31, 2017	$14,140	$3,521
Additions based on tax positions related to the current year	—	—
Additions for tax positions in prior years	—	—
Reductions for settlements	(14,140)	(3,521)
Balance December 31, 2018	$—	$—

Our policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income before taxes. Penalties and associated interest costs, if any, are recorded in rental, selling and general expenses in our consolidated statements of operations.

(9) Transactions with Related Persons

With the acquisition of Evergreen Tank Solutions, Inc. (“ETS”) in December 2014 (the “ETS Acquisition”), we acquired its wholly owned subsidiary, Water Movers, Inc. which has two real property leases with an entity partly owned by Michael Watts, a member of our Board. These leases began in 2013, prior to the ETS Acquisition, and expire in 2023. Rental payments under these leases are currently approximately $19,000 per month. Any future renewals of these leases will be approved by the Board as related party transactions.

Mr. Watts is also an investor in a digital marketing and strategy company with which Mobile Mini conducts business.  During 2018 and 2017, Mobile Mini made approximately $0.4 million and $0.7 million, respectively, in payments to this company.  There was no payable due at December 31, 2018.

Prior to becoming Senior Vice President – Chief Human Resources Officer on November 30, 2017, Mark Krivoruchka was president and owner of a management consultant company that provided human resources consulting and staffing services to Mobile Mini.  For the year ended December 31, 2017, Mobile Mini expensed approximately $1.0 million related to this agreement, including reimbursement for expenses incurred.  No expenses were incurred under this agreement in 2018.

(10) Share-Based Compensation

We have historically awarded stock options and restricted stock awards for employees and non-employee directors as a means of attracting and retaining quality personnel and to align employee performance with stockholder value.  Stock option plans are approved by our stockholders and administered by the compensation committee of the Board. The current plan allows for a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock, performance units and other stock-based awards. Participants may be granted any one of the equity awards or any

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

combination. We do not award stock options with an exercise price below the market price of the underlying securities on the date of award.  As of December 31, 2018, 1.6 million shares are available for future grants assuming performance-based options vest at their target amounts.  Generally stock options have contractual terms of ten years.

Service-based awards. We grant share-based compensation awards that vest over time subject to the employee rendering service over the vesting period.  The majority of the service–based awards vest in equal annual installments over a period of three to four years. The expense for service-based awards is expensed ratably over the full service period of the grant.

Performance-based awards. All performance-based awards granted in 2018, 2017 and 2016 vest contingently over a three-year period assuming a target number of options or restricted share awards.  However, the terms of these awards provide that the number of options or restricted share awards that ultimate vest may vary between 50% and 200% of the target amount, or may be zero.  The targets were set at the time of grant.  For 2018, 2017 and 2016, vesting conditions were related to the Company’s return on capital employed.

Expense related to performance-based awards that have multiple vesting dates, is recognized using the accelerated attribution approach, whereby each vesting tranche is treated as a separate award for purposes of determining the implicit service period.  The accelerated attribution approach results in a higher expense during the earlier years of vesting.

Non-employee director awards.  Each non-employee director serving on the Board receives an automatic award of shares of Mobile Mini’s common stock annually.  These awards vest 100% when granted.  For each of the years ended December 31, 2018, 2017 and 2016, $0.8 million of expense was recognized related to these grants.

Share-based compensation expense. The following table summarizes our share-based compensation for the years ended December 31:

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Share-based compensation expense included in:
Rental, selling and general expenses	$10,504	$7,255	$7,220
Restructuring expenses	363	118	179
Total share-based compensation	$10,867	$7,373	$7,399

As of December 31, 2018, total unrecognized compensation cost related to stock option awards assuming achievement at target was approximately $0.5 million and the related weighted-average period over which it is expected to be recognized is approximately 0.5 years. As of December 31, 2018, the unrecognized compensation cost related to restricted stock awards assuming achievement at target was approximately $6.6 million, which is expected to be recognized over a weighted-average period of approximately 1.6 years.

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

	2017	2016
Risk-free interest rate	1.7% - 2.1%	1.1% - 1.5%
Expected life of the options (years)	5.0	5.0
Expected stock price volatility	32.9% - 35.4%	35.3% - 36.9%
Expected dividend rate	2.5% - 3.1%	2.2% - 3.1%

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity for the years ended December 31 (share amounts in thousands):

	Number of Options
	Performance-Based Options	Service- Based Options	Total Options	Weighted Average Exercise Price
Outstanding options at January 1, 2016	—	2,870	2,870	$33.40
Granted	594	—	594	26.54
Canceled/Expired	(59)	(96)	(155)	36.07
Exercised	(7)	(10)	(17)	28.50
Outstanding options at December 31, 2016	528	2,764	3,292	32.06
Granted	462	—	462	32.44
Canceled/Expired	(233)	(119)	(352)	33.43
Exercised	(96)	(137)	(233)	24.88
Outstanding options at December 31, 2017	661	2,508	3,169	32.49
Additional options granted based upon achievement of specified performance criteria	81	—	81	32.42
Canceled/Expired	(146)	(32)	(178)	27.82
Exercised	(63)	(55)	(118)	30.86
Outstanding options at December 31, 2018	533	2,421	2,954	32.71
Unvested target options that vest based upon 2018 performance conditions	232
Unvested target options that vest based upon 2019 performance conditions	116

Grants of performance-based stock options are shown in the table at the target award. Due to actual performance exceeding targets, the shares granted in 2017 that contingently vested based upon 2017 performance criteria vested above target resulting in additional grants. Shares granted in 2016 and contingently vesting based upon both 2016 and 2017 criteria did not achieve the minimum vesting target criteria, which resulted in the forfeiture of shares in 2018.

The shares granted in both 2017 and 2016 that contingently vest based upon 2018 performance will vest above target.  As a result, in the first quarter of 2019, in addition to the target options included in the table above, we expect approximately 0.2 million options will be granted and vest.

A summary of stock options outstanding as of December 31, 2018, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding	2,954	$32.71	5.02	$4,919
Exercisable	2,606	33.00	4.64	4,249

The aggregate intrinsic value of options exercised during the period ended December 31, 2018, 2017 and 2016 was $1.4 million, $1.6 million and $0.1 million, respectively. The weighted average fair value of stock options granted was $8.23 and $6.64 for the years ended December 31, 2017 and 2016, respectively.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards. The fair value of restricted stock awards is estimated as the closing price of our common stock on the date of grant. A summary of restricted stock activity is as follows (share amounts in thousands):

	Number of Shares
	Performance-Based Awards	Service- Based Awards	Total Awards	Weighted Average Grant Date Fair Value
Restricted stock awards at January 1, 2016	—	242	242	$31.70
Awarded	—	172	172	27.39
Released	—	(130)	(130)	29.75
Forfeited	—	(41)	(41)	28.36
Restricted stock awards at December 31, 2016	—	243	243	30.27
Awarded	—	163	163	32.25
Released	—	(142)	(142)	30.39
Forfeited	—	(30)	(30)	31.53
Restricted stock awards at December 31, 2017	—	234	234	31.42
Awarded	103	123	226	38.47
Released	(2)	(115)	(117)	34.26
Forfeited	(7)	(9)	(16)	36.38
Restricted stock awards at December 31, 2018	94	233	327	35.06
Restricted target stock awards that vest based upon 2018 performance conditions	32
Restricted target stock awards that vest based upon 2019 performance conditions	31
Restricted target stock awards that vest based upon 2020 performance conditions	31

The table presents the granted awards at their targeted amount. Due to actual performance exceeding targets, the restricted stock awards granted in 2018 that contingently vest based upon 2018 will vest above target.  As a result, in the first quarter of 2019, in addition to the target shares included in the table above, we expect approximately 32,000 shares will be granted and vest.

The total fair value of restricted stock awards that vested in 2018, 2017 and 2016 were $4.0 million, $4.3 million and $3.8 million, respectively.

(11) Benefit Plans

In the U.S. we sponsor 401(k) retirement plans designed to provide tax-deferred retirement benefits to employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code. We also sponsor defined contribution programs in the U.K., and have a Registered Retirement Savings Plan regulated by Canadian law.

Under the U.S. and Canadian plans we match a percentage of the participants’ contributions up to a specified amount.  Under the U.K. plan, we contribute a percentage of each participant’s annual salary to the plan and, depending on the plan, employees may also be required to contribute a percentage of their annual salary into the plan. For the U.S. plans Company matches vest over a period of five years, while Company matches for U.K. and Canadian employees are immediately vested.  Company contributions to all these benefit plans totaled approximately $1.2 million, $0.9 million and $0.9 million in 2018, 2017 and 2016, respectively. In each of the three years ending December 31, 2018, 2017 and 2016, we incurred less than $0.1 million for administrative costs for these programs.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Commitments and Contingencies

Operating Leases

We lease our corporate offices and other properties and operating equipment from third parties under noncancelable operating leases. Expense under these agreements was approximately $25.3 million, $23.9 million and $22.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, contractual commitments associated with lease obligations are as follows:

	Operating Lease Commitments	Restructuring Related Lease Commitments	Sub-Lease Income	Total
	(In thousands)
2019	$18,852	$74	$(99)	$18,827
2020	15,609	—	(99)	15,510
2021	13,357	—	(33)	13,324
2022	12,205	—	—	12,205
2023	10,402	—	—	10,402
Thereafter	33,440	—	—	33,440
Total	$103,865	$74	$(231)	$103,708

Future minimum lease payments under restructured non-cancelable operating leases as of December 31, 2018, are included in accrued liabilities in the consolidated balance sheet. See Note 14 for a further discussion on restructuring related commitments.

Purchase Obligations

As of December 31, 2018, we had commitments to purchase $10.8 million of rental fleet related to our North American Storage Solutions business for delivery in 2019.

Insurance Reserves

We maintain insurance coverage for our operations and employees with appropriate aggregate, per occurrence and deductible limits as we reasonably determine is necessary or prudent considering current operations and historical experience. The majority of these coverages have large deductible programs which allow for potential improved cash flow benefits based on our loss control efforts, while guaranteeing a maximum premium liability.

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

Our worker’s compensation, auto and general liability insurance are purchased under large deductible programs. Our worker’s compensation insurance has a deductible of $500,000 on the first claim in a policy year and a deductible of $250,000 on any subsequent claims. Auto and general liability insurance per incident deductibles are $500,000 and $50,000, respectively. Under our various insurance programs, we have collective reserves recorded in accrued liabilities of $3.6 million and $3.9 million at December 31, 2018 and 2017, respectively.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the issuance of our insurance policies, we have provided our various insurance carriers $3.1 million in letters of credit as of December 31, 2018.

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

(13) Stockholders’ Equity

Dividends

During the twelve months ended December 31, 2018 we declared cash dividends of $1.00 per share for a total of $44.6 million.  Each future quarterly dividend payment is subject to review and approval by the Board. In addition, our Credit Agreement contains restrictions on the declaration and payment of dividends.

Declaration Date	Payment Date	Record Date (close of business)	Dividend Amount Per Share of Common Stock
January 31, 2018	March 14, 2018	February 28, 2018	$0.250
April 19, 2018	May 30, 2018	May 16, 2018	0.250
July 18, 2018	August 29, 2018	August 15, 2018	0.250
October 17, 2018	November 28, 2018	November 14, 2018	0.250

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

The following table presents share repurchase activities during the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
	2018	2017	2016
Shares repurchased under share repurchase program:
Number of shares repurchased	400	248,072	429,205
Average price per repurchased share (1)	$29.99	$29.58	$25.20
Aggregate purchase price, in thousands	$12	$7,338	$10,815
Other shares repurchased (2)
Number of shares repurchased	17,217	34	16
Average price per repurchased share (1)	$39.65	$30.40	$29.41
Aggregate purchase price, in thousands	$683	$1,024	$467

(1)	The weighted average price paid per share of common stock does not include the cost of commissions.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Shares not purchased as part of a publicly announced plan or program represent shares withheld from employees to satisfy minimum tax withholding obligations upon the vesting of restricted stock.

Approximately $70.8 million is available for repurchase under our authorized repurchase program as of December 31, 2018.

(14) Restructuring Costs

We have undergone restructuring actions to align our business operations, resulting in expense of $2.0 million, $2.9 million and $6.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The $2.0 million of restructuring expenses recognized in the twelve months ended December 31, 2018, consisted primarily of expense related to the restructuring of our corporate service center, including the severance of an executive, and expense incurred with the restructuring of our business in conjunction with the divestiture of certain assets as discussed in Note 4. Additionally in 2018, we recognized expenses related to projects initiated in prior years that were not accruable during such periods.

For the twelve months ended December 31, 2017 and 2016, we recognized $1.3 million and $2.0 million, respectively, in expenses related to activities associated with the integration of ETS into the existing Mobile Mini infrastructure.   In addition, we recognized $0.9 million and $3.3 million during the twelve months ended December 31, 2017 and 2016, respectively, related to the abandonment of yards, or portions of yards, as well as other costs due to our move away from the wood mobile office business.  The remaining costs in 2017 and 2016 related largely to divisional and corporate departmental restructurings.

The following table details accrued restructuring obligations (included in accrued liabilities in the consolidated balance sheets) and related activity for the years ended December 31, 2018, 2017 and 2016:

	Severance and Benefits	Lease Abandonment Costs	Other Costs	Total
	(In thousands)
Accrued obligations as of January 1, 2016	$1,245	$495	$2	$1,742
Restructuring expense	1,006	3,453	1,561	6,020
Settlement of obligations	(1,856)	(3,580)	(1,563)	(6,999)
Accrued obligations as of December 31, 2016	395	368	—	763
Restructuring expense	931	900	1,055	2,886
Settlement of obligations	(787)	(1,086)	(1,019)	(2,892)
Accrued obligations as of December 31, 2017	539	182	36	757
Restructuring expense	1,338	482	186	2,006
Settlement of obligations	(1,473)	(578)	(209)	(2,260)
Accrued obligations as of December 31, 2018	$404	$86	$13	$503

The following amounts are included in restructuring expense for the years ended December 31:

	2018	2017	2016
	(In thousands)
Severance and benefits	$1,338	$931	$1,006
Lease abandonment costs	482	900	3,453
Other costs	186	1,055	1,561
Restructuring expenses	$2,006	$2,886	$6,020

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) Segment Reporting

Our operations are comprised of three reportable segments: Storage Solutions North America, Storage Solutions United Kingdom and Tank & Pump Solutions. Discrete financial data on each of our products is not available and it would be impractical to collect and maintain financial data in such a manner. The results for each segment are reviewed discretely by our chief operating decision maker.

We operate in the U.S., U.K. and Canada.  All of our locations operate in their local currency and, although we are exposed to foreign exchange rate fluctuation in foreign markets where we rent and sell our products, we do not believe such exposure will have a significant impact on our results of operations. Revenues recognized by our U.S. locations were $499.8 million, $444.7 million and $424.4 million for the twelve months ended December 31, 2018, 2017 and 2016, respectively.

The following tables set forth certain information regarding each of our reportable segments for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31, 2018
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Revenues:
Rental	$366,713	$80,751	$447,464	$110,733	$558,197
Sales	20,008	9,024	29,032	5,322	34,354
Other	304	224	528	150	678
Total revenues	387,025	89,999	477,024	116,205	593,229
Costs and expenses:
Rental, selling and general expenses	233,764	53,884	287,648	76,475	364,123
Cost of sales	12,263	7,176	19,439	2,998	22,437
Restructuring expenses	1,934	—	1,934	72	2,006
Asset impairment charge and loss on divestiture, net	91,230	8,652	99,882	2,258	102,140
Depreciation and amortization	33,591	7,891	41,482	25,518	67,000
Total costs and expenses	372,782	77,603	450,385	107,321	557,706
Income from operations	$14,243	$12,396	$26,639	$8,884	$35,523
Interest expense, net of interest income	$29,305	$801	$30,106	$10,792	$40,898
Income tax provision	258	2,381	2,639	112	2,751
Capital expenditures for additions to rental fleet, excluding acquisitions	52,654	6,893	59,547	26,414	85,961

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets related to our reportable segments include the following:

	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
As of December 31, 2018:
Goodwill	$468,400	$55,601	$524,001	$181,216	$705,217
Intangibles, net	859	341	1,200	54,342	55,542
Rental fleet, net	657,459	140,636	798,095	130,995	929,090

As of December 31, 2017:
Goodwill	$468,785	$58,906	$527,691	$181,216	$708,907
Intangibles, net	1,314	642	1,956	60,068	62,024
Rental fleet, net	714,154	156,413	870,567	118,587	989,154

Included in the consolidated balance sheets are long-lived assets other than property, plant and equipment in the U.S. of $1.5 billion as of both December 31, 2018 and 2017.

(16) Selected Consolidated Quarterly Financial Data (unaudited)

The following table sets forth certain unaudited selected consolidated financial information for each of the four quarters in the years ended December 31, 2018 and 2017. In management’s opinion, this unaudited consolidated quarterly selected information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation when read in conjunction with the Consolidated Financial Statements and notes. We believe these comparisons of consolidated quarterly selected financial data are not necessarily indicative of future performance.

Quarterly EPS may not total to the fiscal year EPS due to the weighted average number of shares outstanding at the end of each period reported and rounding.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2018
Rental revenue	$132,338	$132,887	$140,924	$152,048
Total revenues	140,654	141,999	149,707	160,869
Income (loss) from operations	29,331	28,577	(61,296)	38,911
Net income (loss)	14,855	15,000	(52,165)	14,248
Earnings (loss) per share:
Basic	0.34	0.34	(1.18)	0.32
Diluted	0.33	0.33	(1.18)	0.32

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2017
Rental revenue	$114,742	$117,851	$127,695	$138,537
Total revenues	123,527	126,690	136,636	146,696
Income from operations	23,893	22,152	26,812	36,995
Net income	10,152	8,777	11,228	92,071
Earnings per share:
Basic	0.23	0.20	0.25	2.09
Diluted	0.23	0.20	0.25	2.07

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Condensed Consolidating Financial Information for Guarantors

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

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2018

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,483	$4,122	$—	$5,605
Receivables, net	114,702	15,531	—	130,233
Inventories	9,811	1,914	—	11,725
Rental fleet, net	781,588	147,502	—	929,090
Property, plant and equipment, net	130,351	23,903	—	154,254
Other assets	11,341	2,057	—	13,398
Intangibles, net	55,189	353	—	55,542
Goodwill	645,126	60,091	—	705,217
Intercompany receivables	148,811	34,449	(183,260)	—
Total assets	$1,898,402	$289,922	$(183,260)	$2,005,064

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$27,271	$5,906	$—	$33,177
Accrued liabilities	79,537	8,599	—	88,136
Lines of credit	589,310	4,185	—	593,495
Obligations under capital leases	63,253	106	—	63,359
Senior Notes	246,489	—	—	246,489
Deferred income taxes	151,758	18,381	—	170,139
Intercompany payables	29,586	5,675	(35,261)	—
Total liabilities	1,187,204	42,852	(35,261)	1,194,795
Commitments and contingencies
Stockholders' equity:
Common stock	500	—	—	500
Additional paid-in capital	619,850	147,999	(147,999)	619,850
Retained earnings	238,709	171,932	—	410,641
Accumulated other comprehensive loss	—	(72,861)	—	(72,861)
Treasury stock, at cost	(147,861)	—	—	(147,861)
Total stockholders' equity	711,198	247,070	(147,999)	810,269
Total liabilities and stockholders' equity	$1,898,402	$289,922	$(183,260)	$2,005,064

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2018

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$474,347	$83,850	$—	$558,197
Sales	24,988	9,366	—	34,354
Other	445	233	—	678
Total revenues	499,780	93,449	—	593,229
Costs and expenses:
Rental, selling and general expenses	307,374	56,749	—	364,123
Cost of sales	15,028	7,409	—	22,437
Restructuring expenses	2,006	—	—	2,006
Asset impairment charge and loss on divestiture, net	92,441	9,699	—	102,140
Depreciation and amortization	58,769	8,231	—	67,000
Total costs and expenses	475,618	82,088	—	557,706
Income from operations	24,162	11,361	—	35,523
Other income (expense):
Interest income	3	3	—	6
Dividend income	8,983	—	(8,983)	—
Interest expense	(40,101)	(803)	—	(40,904)
Foreign currency exchange	47	17	—	64
(Loss) income before income tax provision	(6,906)	10,578	(8,983)	(5,311)
Income tax provision	677	2,074		2,751
Net (loss) income	$(7,583)	$8,504	$(8,983)	$(8,062)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS

For the Year Ended December 31, 2018

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(7,583)	$8,504	$(8,983)	$(8,062)
Other comprehensive loss:
Foreign currency translation adjustment, net of income tax provision of $88	—	(12,527)	—	(12,527)
Other comprehensive loss	—	(12,527)	—	(12,527)
Comprehensive loss	$(7,583)	$(4,023)	$(8,983)	$(20,589)

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the Year Ended December 31, 2017

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$418,590	$80,235	$—	$498,825
Sales	24,265	8,175	—	32,440
Other	1,829	455	—	2,284
Total revenues	444,684	88,865	—	533,549
Costs and expenses:
Rental, selling and general expenses	283,490	52,948	—	336,438
Cost of sales	14,464	6,537	—	21,001
Restructuring expenses	2,886	—	—	2,886
Depreciation and amortization	55,976	7,396	—	63,372
Total costs and expenses	356,816	66,881	—	423,697
Income from operations	87,868	21,984	—	109,852
Other income (expense):
Interest income	10,616	9	(10,600)	25
Interest expense	(45,819)	(509)	10,600	(35,728)
Foreign currency exchange	—	(25)	—	(25)
Income before income tax (benefit) provision	52,665	21,459	—	74,124
Income tax (benefit) provision	(51,256)	3,152		(48,104)
Net income	$103,921	$18,307	$—	$122,228

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

For the Year Ended December 31, 2017

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$103,921	$18,307	$—	$122,228
Other comprehensive income:
Foreign currency translation adjustment, net of income tax provision of $30	—	20,713	—	20,713
Other comprehensive income	—	20,713	—	20,713
Comprehensive income	$103,921	$39,020	$—	$142,941

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the Year Ended December 31, 2016

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$399,200	$80,883	$—	$480,083
Sales	23,509	2,990	—	26,499
Other	1,718	322	—	2,040
Total revenues	424,427	84,195	—	508,622
Costs and expenses:
Rental, selling and general expenses	258,799	50,495	—	309,294
Cost of sales	14,228	2,243	—	16,471
Restructuring expenses	6,015	5	—	6,020
Depreciation and amortization	56,548	7,186	—	63,734
Total costs and expenses	335,590	59,929	—	395,519
Income from operations	88,837	24,266	—	113,103
Other income (expense):
Interest income	10,613	2	(10,613)	2
Interest expense	(42,662)	(677)	10,613	(32,726)
Debt extinguishment expense	(9,192)	—	—	(9,192)
Deferred financing costs write-off	(2,271)	—	—	(2,271)
Foreign currency exchange	—	(18)	—	(18)
Income from continuing operations before income tax provision	45,325	23,573	—	68,898
Income tax provision	18,729	2,921	—	21,650
Net income	$26,596	$20,652	$—	$47,248

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Year Ended December 31, 2016

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$26,596	$20,652	$—	$47,248
Other comprehensive loss:
Foreign currency translation adjustment, net of income tax benefit of $106	—	(36,885)	—	(36,885)
Other comprehensive loss	—	(36,885)	—	(36,885)
Comprehensive income (loss)	$26,596	$(16,233)	$—	$10,363

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2018

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(7,583)	$8,504	$(8,983)	$(8,062)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Asset impairment charge and loss on divestiture, net	92,441	9,699		102,140
Provision for doubtful accounts	2,193	219	—	2,412
Amortization of deferred financing costs	2,060	—	—	2,060
Amortization of long-term liabilities	145	—	—	145
Share-based compensation expense	10,642	225	—	10,867
Depreciation and amortization	58,769	8,231	—	67,000
Gain on sale of rental fleet	(5,307)	(748)	—	(6,055)
Loss on disposal of property, plant and equipment	569	31	—	600
Deferred income taxes	(1,782)	(741)	—	(2,523)
Foreign currency transaction loss	(47)	(17)	—	(64)
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(25,271)	3,260	—	(22,011)
Inventories	(128)	(278)	—	(406)
Other assets	1,030	(204)	—	826
Accounts payable	3,332	(423)	—	2,909
Accrued liabilities	7,885	2,375	—	10,260
Intercompany	25,345	(25,345)	—	—
Net cash provided by operating activities	164,293	4,788	(8,983)	160,098
Cash Flows from Investing Activities:
Proceeds from sale of assets held for sale	9,468	685	—	10,153
Additions to rental fleet, excluding acquisitions	(78,694)	(7,267)	—	(85,961)
Proceeds from sale of rental fleet	11,835	3,158	—	14,993
Additions to property, plant and equipment, excluding acquisitions	(10,541)	(6,390)	—	(16,931)
Proceeds from sale of property, plant and equipment	611	72	—	683
Net cash used in investing activities	(67,321)	(9,742)	—	(77,063)
Cash Flows from Financing Activities:
Net (repayments) borrowings under lines of credit	(44,975)	4,185	—	(40,790)
Principal payments on capital lease obligations	(9,709)	(37)	—	(9,746)
Issuance of common stock	3,617	—	—	3,617
Dividend payments	(44,530)	—	—	(44,530)
Purchase of treasury stock	(695)	—	—	(695)
Intercompany	—	(8,983)	8,983	—
Net cash used in financing activities	(96,292)	(4,835)	8,983	(92,144)
Effect of exchange rate changes on cash	—	1,263	—	1,263
Net increase (decrease) in cash	680	(8,526)	—	(7,846)
Cash and cash equivalents at beginning of year	803	12,648	—	13,451
Cash and cash equivalents at end of year	$1,483	$4,122	$—	$5,605

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2016

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income	26,596	20,652	—	$47,248
Adjustments to reconcile net income to net cash provided by operating activities:
Debt extinguishment expense	9,192	—	—	9,192
Deferred financing costs write-off	2,271	—		2,271
Provision for doubtful accounts	5,498	664	—	6,162
Amortization of deferred financing costs	1,968	8	—	1,976
Amortization of long-term liabilities	116	—	—	116
Share-based compensation expense	7,126	273	—	7,399
Depreciation and amortization	56,548	7,186	—	63,734
Gain on sale of rental fleet	(5,014)	(458)	—	(5,472)
Loss on disposal of property, plant and equipment	1,131	154	—	1,285
Deferred income taxes	18,713	2,921	—	21,634
Tax shortfall on equity award transactions	(242)	—	—	(242)
Foreign currency transaction loss	—	18	—	18
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(23,543)	(3,778)	—	(27,321)
Inventories	(302)	900	—	598
Other assets	105	(45)	—	60
Accounts payable	(930)	1,169	—	239
Accrued liabilities	7,227	120	—	7,347
Intercompany	776	(776)	—	—
Net cash provided by operating activities	107,236	29,008	—	136,244
Cash Flows from Investing Activities:
Cash paid for businesses acquired, net of cash acquired	(9,206)	(7,359)	—	(16,565)
Additions to rental fleet, excluding acquisitions	(46,471)	(10,901)	—	(57,372)
Proceeds from sale of rental fleet	11,976	1,703	—	13,679
Additions to property, plant and equipment, excluding acquisitions	(22,402)	(8,257)	—	(30,659)
Proceeds from sale of property, plant and equipment	2,053	711	—	2,764
Net cash used in investing activities	(64,050)	(24,103)	—	(88,153)
Cash Flows from Financing Activities:
Net repayments under lines of credit	(24,775)	(1,773)	—	(26,548)
Proceeds from issuance of 5.875% senior notes due 2024	250,000	—	—	250,000
Redemption of 7.875% senior notes due 2020	(200,000)	—	—	(200,000)
Debt extinguishment expense	(9,192)	—	—	(9,192)
Deferred financing costs	(5,369)	—	—	(5,369)
Principal payments on capital lease obligations	(6,399)	(121)	—	(6,520)
Issuance of common stock	468	—	—	468
Dividend payments	(36,402)	—	—	(36,402)
Purchase of treasury stock	(11,290)	—	—	(11,290)
Net cash used in financing activities	(42,959)	(1,894)	—	(44,853)
Effect of exchange rate changes on cash	—	(714)	—	(714)
Net increase in cash	227	2,297	—	2,524
Cash and cash equivalents at beginning of year	1,033	580	—	1,613
Cash and cash equivalents at end of year	$1,260	$2,877	$—	$4,137

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18) Subsequent Events

On January 30, 2019, the Board authorized and declared a cash dividend to all our common stockholders of $0.275 per share of common stock, payable on March 13, 2019 to stockholders of record as of the close of business February 27, 2019.  Each future quarterly dividend payment is subject to review and approval by the Board.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

Our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

The information required to be disclosed by this item is incorporated herein by reference to our definitive proxy statement for the 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”), which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required to be disclosed by this item is incorporated herein by reference to the 2019 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

A description of our equity compensation plans approved by our shareholders is included in Note 10 to the accompanying consolidated financial statements.

Plan Category	Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a) (c)
	(In thousands)		(In thousands)
Equity compensation plans approved by Mobile Mini Stockholders (1)	954	$35.34	1,625
Equity compensation plans not approved by Mobile Mini Stockholders (2)	2,000	31.45
Totals	2,954	32.71	1,625

(1)	Options to purchase shares were outstanding under our Amended and Restated Equity Incentive Plan.
(2)

Reflects shares subject to an outstanding stock option agreement awarded as a non-plan based inducement grant in connection with the hiring of Mr. Olsson as the Company’s President and CEO. This grant was made pursuant to NASDAQ rule 5635(c)(4).

On December 31, 2018, the closing price of Mobile Mini’s common stock as reported by The NASDAQ Stock Market was $31.75.

All other information required to be disclosed by this item is incorporated herein by reference to the 2019 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required to be disclosed by this item is incorporated herein by reference to the 2019 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required to be disclosed by this item is incorporated herein by reference to the 2019 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.

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

3.8

Fourth Amended and Restated Bylaws of Mobile Mini, Inc., effective as of January 31, 2018. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2018).

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

Exhibit Number	Description

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

10.6†

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

10.9

ABL Credit Agreement, dated February 22, 2012, among Mobile Mini, Deutsche Bank AG New York Branch and other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2012).

10.10++

Schedules to the ABL Credit Agreement, dated February 22, 2012, among Mobile Mini, Deutsche Bank AG New York Branch and other Lenders party thereto. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 10, 2012).

10.11†

Amended and Restated Executive Employment Agreement, effective as of January 14, 2016, by and between Mobile Mini, Inc. and Erik Olsson. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 14, 2016).

10.12†

Form of Stock Option Agreement between Mobile Mini, Inc. and Erik Olsson. (Incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on May 10, 2013).

Exhibit Number	Description

10.13†

Second Amended and Restated Employment Agreement between Mobile Mini, Inc. and Kelly Williams, dated June 4, 2014. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 10, 2014).

10.14†

Amendment No. 1 to Second Amended and Restated Employment Agreement, dated April 20, 2015 by and between Mobile Mini, Inc. and Kelly Williams. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2015)

10.15†

Third Amended and Restated Employment Agreement between Mobile Mini and Kelly Williams, dated January 15, 2019.  (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2019)

10.16

Incremental Credit Agreement dated as of December 10, 2014, to the ABL Credit Agreement, dated as of February 22, 2012, among Mobile Mini, Inc., the other borrowers and guarantors party thereto, the lenders from time to time party thereto and Deutsche Bank AG New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2014).

10.17

Amended and Restated ABL Credit Agreement, dated December 14, 2015, among Mobile Mini, Inc., Deutsche Bank AG New York Branch, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 5, 2016).

10.18++

Schedules to the Amended and Restated ABL Credit Agreement, dated December 14, 2015, between Mobile Mini, Inc., Deutsche Bank AG New York Branch and the other lenders party thereto. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 5, 2016).

10.19

Asset Purchase Agreement, dated as of April 16, 2015, between New Acton Mobile Industries LLC and Mobile Mini, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on July 23, 2015).

10.20

Purchase Agreement, dated May 4, 2016, by and between the Company, and Deutsche Bank Securities Inc., as the representative of the several parties listed on Schedule II thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2016).

10.21†

Employment Agreement between Mobile Mini, Inc. and Van Welch, dated August 31, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2017).

10.22†

Employment Agreement between Mobile Mini, Inc. and Mark Krivoruchka, dated November 30, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2017).

21*	Subsidiaries of Mobile Mini, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

24*	Power of Attorney (included on signature page).

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.

31.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit Number	Description

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
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

MOBILE MINI, INC.

Date: February 5, 2019	By:	/s/ Erik Olsson
Erik Olsson
Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Van Welch his true and lawful attorneys-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, and fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorney-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 5, 2019	By:	/s/ Erik Olsson
Erik Olsson Chief Executive Officer and Director (Principal Executive Officer)

Date: February 5, 2019	By:	/s/ Van Welch
Van Welch Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 5, 2019	By:	/s/ Chad Ainsworth
Chad Ainsworth Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: February 5, 2019	By:	/s/ Michael L. Watts
Michael L. Watts Chairman of the Board and Director

Date: February 5, 2019	By:	/s/ Sara R. Dial
Sara R. Dial, Director

Date: February 5, 2019	By:	/s/ Jeffrey S. Goble
Jeffrey S. Goble, Director

Date: February 5, 2019	By:	/s/ James J. Martell
James J. Martell, Director

Date: February 5, 2019	By:	/s/ Stephen A McConnell
Stephen A McConnell, Director

Date: February 5, 2019	By:	/s/ Frederick G. McNamee, III
Frederick G. McNamee, III, Director

Date: February 5, 2019	By:	/s/ Kimberly J. McWaters
Kimberly J. McWaters, Director

Date: February 5, 2019	By:	/s/ Lawrence Trachtenberg
Lawrence Trachtenberg, Director