Form 10-Q
period 2019-03-31
MOBILE MINI INC
filed 2019-04-23
CIK 911109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

At April 12, 2019, there were outstanding 44,972,730 shares of the registrant’s common stock, par value $.01.

MOBILE MINI, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILE MINI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	March 31, 2019	December 31, 2018
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$4,296	$5,605
Receivables, net of allowance for doubtful accounts of $4,532 and $4,599 at March 31, 2019 and December 31, 2018, respectively	113,201	130,233
Inventories	11,702	11,725
Rental fleet, net	943,937	929,090
Property, plant and equipment, net	150,649	154,254
Operating lease assets	90,084	—
Other assets	15,945	13,398
Intangibles, net	53,967	55,542
Goodwill	706,639	705,217
Total assets	$2,090,420	$2,005,064

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$28,746	$33,177
Accrued liabilities	66,245	88,136
Operating lease liabilities	91,863	—
Lines of credit	593,700	593,495
Obligations under finance leases	62,380	63,359
Senior notes, net of deferred financing costs of $3,352 and $3,511 at March 31, 2019 and December 31, 2018, respectively	246,648	246,489
Deferred income taxes	175,681	170,139
Total liabilities	1,265,263	1,194,795
Commitments and contingencies
Stockholders' equity:
Preferred stock $.01 par value, 20,000 shares authorized, none issued	—	—
Common stock $.01 par value, 95,000 shares authorized, 50,300 issued and 44,975 outstanding at March 31, 2019 and 49,986 issued and 44,690 outstanding at December 31, 2018	503	500
Additional paid-in capital	624,941	619,850
Retained earnings	416,387	410,641
Accumulated other comprehensive loss	(67,756)	(72,861)
Treasury stock, at cost, 5,325 and 5,296 shares at March 31, 2019 and December 31, 2018, respectively	(148,918)	(147,861)
Total stockholders' equity	825,157	810,269
Total liabilities and stockholders' equity	$2,090,420	$2,005,064

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Rental	$142,172	$132,338
Sales	7,223	8,103
Other	266	213
Total revenues	149,661	140,654
Costs and expenses:
Rental, selling and general expenses	92,234	88,998
Cost of sales	4,602	5,391
Restructuring expenses	—	111
Depreciation and amortization	17,335	16,823
Total costs and expenses	114,171	111,323
Income from operations	35,490	29,331
Other income (expense):
Interest income	—	6
Interest expense	(10,760)	(9,599)
Deferred financing costs write-off	(123)	—
Foreign currency exchange	1	66
Income before income tax provision	24,608	19,804
Income tax provision	6,523	4,949
Net income	$18,085	$14,855
Earnings per share:
Basic	$0.41	$0.34
Diluted	0.40	0.33
Weighted average number of common and common share equivalents outstanding:
Basic	44,448	44,214
Diluted	44,877	44,842
Cash dividends declared per share	$0.28	$0.25

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$18,085	$14,855
Foreign currency translation adjustment	5,105	8,626
Comprehensive income	$23,190	$23,481

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months ended March 31, 2019

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at January 1, 2019	44,690	$500	$619,850	$410,641	$(72,861)	5,296	$(147,861)	$810,269
Net income	—	—	—	18,085	—	—	—	18,085
Common stock dividends declared	—	—	—	(12,339)	—	—	—	(12,339)
Other comprehensive loss	—	—	—	—	5,105	—	—	5,105
Exercise of stock options	66	1	1,689	—	—	—	—	1,690
Purchase of treasury stock	(29)	—	—	—	—	29	(1,057)	(1,057)
Restricted stock grants, net	248	2	(2)	—	—	—	—	—
Share-based compensation	—	—	3,404	—	—	—	—	3,404
Balance at March 31, 2019	44,975	$503	$624,941	$416,387	$(67,756)	5,325	$(148,918)	$825,157

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$18,085	$14,855
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred financing costs write-off	123	—
Provision for doubtful accounts	1,212	961
Amortization of deferred financing costs	505	515
Amortization of long-term liabilities	13	36
Share-based compensation expense	3,404	2,229
Depreciation and amortization	17,335	16,823
Gain on sale of rental fleet	(1,425)	(1,533)
Loss on disposal of property, plant and equipment	18	334
Deferred income taxes	5,058	4,397
Foreign currency exchange	(1)	(66)
Changes in certain assets and liabilities:
Receivables	16,180	5,486
Inventories	76	(1,067)
Other assets	(1,394)	2,547
Accounts payable	(1,741)	2,678
Accrued liabilities	(18,665)	(13,264)
Net cash provided by operating activities	38,783	34,931
Cash flows from investing activities:
Additions to rental fleet, excluding acquisitions	(23,016)	(15,389)
Proceeds from sale of rental fleet	3,338	3,844
Additions to property, plant and equipment, excluding acquisitions	(2,919)	(4,752)
Proceeds from sale of property, plant and equipment	49	179
Net cash used in investing activities	(22,548)	(16,118)
Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	203	(12,443)
Deferred financing costs	(3,254)	—
Principal payments on finance lease obligations	(2,586)	(1,990)
Issuance of common stock	1,690	1,525
Dividend payments	(12,426)	(11,054)
Purchase of treasury stock	(1,057)	(533)
Net cash used in financing activities	(17,430)	(24,495)
Effect of exchange rate changes on cash	(114)	(6)
Net decrease in cash	(1,309)	(5,688)
Cash and cash equivalents at beginning of period	5,605	13,451
Cash and cash equivalents at end of period	$4,296	$7,763

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest	$14,276	$12,348
Cash paid for income and franchise taxes	2,020	120
Equipment and other acquired through finance lease obligations	1,609	2,897
Capital expenditures accrued or payable	8,012	6,613

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

At March 31, 2019, we had a fleet of storage solutions units operating throughout the United States (the “U.S.”), Canada and the United Kingdom (the “U.K.”), serving a diversified customer base, including construction companies, large and small retailers, medical centers, schools, utilities, distributors, the military, hotels, restaurants, entertainment complexes and households. These customers rent our products for a wide variety of applications, including the storage of construction materials and equipment, retail and manufacturing inventory, documents and records and other goods. We also have a fleet of tank and pump solutions products, concentrated in the U.S. Gulf Coast, including liquid and solid containment units, serving a specialty sector in the industry.  Our tank and pump products are rented primarily to chemical, refinery, oil and natural gas drilling, mining and environmental service customers.

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Mobile Mini and our wholly owned subsidiaries. We do not have any subsidiaries in which we do not own 100% of the outstanding stock. All significant intercompany balances and transactions have been eliminated.  The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management of Mobile Mini, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three months ended March 31, 2019 and 2018, respectively, are not necessarily indicative of the results to be expected for the full year.

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on February 5, 2019.

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

(2) Impact of Recently Issued Accounting Standards

Intangibles – Goodwill and Other – Internal-Use Software.  In August 2018, the Financial Accounting Standards Board (the “FASB”) issued a standard that provides guidance on accounting for implementation costs incurred in a cloud computing arrangement that is a service contract.  The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, and hosting arrangements that include an internal-use software license.

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

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Leases.  In February 2016, the FASB issued a standard on lease accounting requiring a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. This standard is effective for annual and interim periods beginning after December 15, 2018.  We adopted this standard effective January 1, 2019, utilizing a modified retrospective transition approach.  We chose to use the effective date as our date of initial application.  Consequently, financial information was not updated and the disclosures required under the new standard were not provided for dates and periods before January 1, 2019.

The standard includes optional transition practical expedients intended to simplify its adoption.  We elected to adopt the package of practical expedients, which allowed us to retain the historical lease classification determined under legacy GAAP as well as a relief from reviewing expired or existing contracts to determine if they contain leases.

Upon adoption, we recognized operating lease liabilities totaling approximately $91 million, with corresponding right of use assets.  The liabilities were calculated as the present value of the remaining minimum rental payments for existing operating leases.  When we enter contractual arrangements as lessor, we expect the period of each rental to be less than one year.  As such, the accounting for contracts in which we are the lessor is not affected.  This standard did not materially impact our consolidated net earnings and had no impact on cash flows.  See Note 11 for additional information.

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

At March 31, 2019 and December 31, 2018, we did not have any financial instruments required to be recorded at fair value on a recurring basis.

The carrying amounts of cash, cash equivalents, receivables, accounts payable and accrued liabilities approximate fair values based on their short-term nature. The fair values of our revolving credit facility and finance leases are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of our revolving credit facility debt and finance leases, which are measured using Level 2 inputs, at March 31, 2019 and December 31, 2018 approximated their respective book values.

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

	March 31, 2019	December 31, 2018
	(In thousands)
Carrying value	$250,000	$250,000
Fair value	257,055	247,028

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

When customers are billed in advance, we defer recognition of revenue and reflect unearned rental revenue at the end of the period.  As of March 31, 2019 and December 31, 2018, we had approximately $37.6 million and $41.0 million, respectively, of unearned rental revenue included in accrued liabilities in the Condensed Consolidated Balance Sheets for March 31, 2019 and December 31, 2018.  We expect to perform the remaining performance obligations and recognize the unearned rental revenue within the next twelve months.

Disaggregated Rental Revenue

In the following table, rental revenue is disaggregated by the nature of the underlying service provided and for the periods indicated.  The table also includes a reconciliation of the disaggregated rental revenue to our reportable segments.

	For the Three Months Ended March 31, 2019
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Direct rental revenue	$68,475	$13,281	$81,756	$20,109	$101,865
Delivery, pickup and similar revenue	21,789	4,676	26,465	8,594	35,059
Ancillary rental revenue	3,252	1,252	4,504	744	5,248
Total rental revenues	$93,516	$19,209	$112,725	$29,447	$142,172

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

The following table is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted EPS:

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share data)
Numerator:
Net income	$18,085	$14,855
Denominator:
Weighted average shares outstanding - basic	44,448	44,214
Dilutive effect of share-based awards	429	628
Weighted average shares outstanding - diluted	44,877	44,842
Earnings per share:
Basic	$0.41	$0.34
Diluted	0.40	0.33

 The following table represents the effect of stock options and restricted share awards that were issued or outstanding but excluded in calculating diluted EPS because their effect would have been anti-dilutive for the period indicated, or the underlying performance criteria had not yet been met:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Stock options	1,504	986
Restricted share awards	75	—
Total	1,579	986

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(6) Inventories

Inventories are valued at the lower of cost (principally on a standard cost basis which approximates the first-in, first-out method) or net realizable value. Raw materials and supplies principally consist of raw steel, glass, paint, vinyl and other assembly components used in manufacturing and remanufacturing processes and, to a lesser extent, parts used for internal maintenance and ancillary items held for sale in our Tank & Pump Solutions segment.  Finished units primarily represent purchased or assembled containers held in inventory until the container is either sold as is, remanufactured and sold, or remanufactured and deployed as rental fleet. Inventories at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Raw materials and supplies	$7,780	$8,078
Finished units	3,922	3,647
Inventories	$11,702	$11,725

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

We periodically review depreciable lives and residual values against various factors, including the results of our lenders’ independent appraisal of our rental fleet, practices of our competitors in comparable industries and profit margins achieved on sales of depreciated units.  Appraisals on our rental fleet are required by our lenders on a regular basis. The appraisal typically reports no difference in the value of the unit due to the age or length of time it has been in our fleet. Based in part upon our lender’s third-party appraiser who evaluated our fleet as of September 30, 2018, management estimates that the net orderly liquidation appraisal value as of March 31, 2019 was approximately $1.1 billion.  Our net book value for this fleet as of March 31, 2019 was $0.9 billion.

Depreciation expense related to our rental fleet for the three months ended March 31, 2019 and 2018 was $7.7 million and $8.1 million, respectively. At March 31, 2019, all rental fleet units were pledged as collateral under our Second Amended and Restated ABL Credit Agreement dated as of March 22, 2019 (the “New Credit Agreement”) with Deutsche Bank AG New York Branch (“Deutsche Bank”), as administrative agent, and the other lenders party thereto.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Rental fleet consisted of the following at March 31, 2019 and December 31, 2018:

	Residual Value as Percentage of Original Cost (1)	Estimated Useful Life in Years	March 31, 2019	December 31, 2018
			(In thousands)
Storage Solutions:
Steel storage containers	55%	30	$608,025	$601,127
Steel ground level offices	55	30	348,591	341,385
Other			7,421	7,249
Total			964,037	949,761
Accumulated depreciation			(155,948)	(151,666)
Total Storage Solutions fleet, net			$808,089	$798,095
Tank & Pump Solutions:
Steel tanks		25	$78,355	$72,770
Roll-off boxes		15 - 20	35,793	34,205
Stainless steel tank trailers		25	28,701	28,764
Vacuum boxes		20	16,997	17,005
Dewatering boxes		20	8,659	8,429
Pumps and filtration equipment		7	13,934	13,984
Other			9,046	8,475
Total			191,485	183,632
Accumulated depreciation			(55,637)	(52,637)
Total Tank & Pump Solutions fleet, net			$135,848	$130,995
Total rental fleet, net			$943,937	$929,090

(1)	Tank & Pump Solutions fleet has been assigned zero residual value.

(8) Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the assets’ estimated useful lives. Our depreciation expense related to property, plant and equipment for the three months ended March 31, 2019 and 2018 was $8.0 million and $7.2 million, respectively. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the disposal of property, plant and equipment and is included in rental, selling and general expenses in the Condensed Consolidated Statements of Operations.

Property, plant and equipment at March 31, 2019 and December 31, 2018 consisted of the following:

	Residual Value as Percentage of Original Cost	Estimated Useful Life in Years	March 31, 2019	December 31, 2018
			(In thousands)
Land			$1,648	$1,638
Vehicles and machinery	0 - 55%	5 - 30	158,589	156,195
Buildings and improvements (1)	0 - 25	3 - 30	28,099	27,614
Computer equipment and software	0	3 - 10	71,848	70,903
Furniture and office equipment	0	3 - 10	6,895	6,680
Property, plant and equipment			267,079	263,030
Accumulated depreciation			(116,430)	(108,776)
Property, plant and equipment, net			$150,649	$154,254

(1)	Improvements made to leased properties are depreciated over the lesser of the estimated remaining life or the remaining term of the respective lease.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(9) Goodwill and Intangibles

For acquired businesses, we record assets acquired and liabilities assumed at their estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired is recorded as goodwill. Of the $706.6 million total goodwill at March 31, 2019, $468.5 million related to the North America Storage Solutions segment, $56.9 million related to the U.K. Storage Solutions segment and $181.2 million related to the Tank & Pump Solutions segment.

The following table shows the activity and balances related to goodwill from January 1, 2019 to March 31, 2019 (in thousands):

Balance at January 1, 2019	$705,217
Foreign currency	1,422
Balance at March 31, 2019	$706,639

Intangible assets are amortized over the estimated useful life of the asset utilizing a method which reflects the estimated pattern in which the economic benefits will be consumed.  Customer relationships are amortized based on the estimated attrition rates of the underlying customer base. Other intangibles are amortized using the straight-line method.

The following table reflects balances related to intangible assets for the periods presented:

		March 31, 2019			December 31, 2018
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Customer relationships	15 - 20	$92,677	$(40,685)	$51,992	$92,751	$(39,472)	$53,279
Trade names/trademarks	5 - 7	5,910	(4,215)	1,695	5,913	(4,014)	1,899
Non-compete agreements	5	1,887	(1,633)	254	1,886	(1,549)	337
Other	20	59	(33)	26	59	(32)	27
Total		$100,533	$(46,566)	$53,967	$100,609	$(45,067)	$55,542

Amortization expense for amortizable intangibles was approximately $1.6 million for both three-month periods ended March 31, 2019 and 2018.  Based on the carrying value at March 31, 2019, future amortization of intangible assets is expected to be as follows for the years ended December 31 (in thousands):

2019 (remaining)	$5,107
2020	5,652
2021	4,675
2022	4,375
2023	4,093
Thereafter	30,065
Total	$53,967

(10) Debt

Lines of Credit

On March 22, 2019, Mobile Mini and certain of its subsidiaries entered into the Second Amended and Restated ABL Credit Agreement dated as of March 22, 2019 (the “New Credit Agreement”) with Deutsche Bank AG New York Branch (“Deutsche Bank”), as administrative agent, and the other lenders party thereto. The New Credit Agreement amended, restated and replaced Mobile Mini’s prior Amended and Restated ABL Credit Agreement dated as of December 14, 2015 (the “Prior Credit Agreement”) with Deutsche Bank, as administrative agent, and the other lenders party thereto.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The New Credit Agreement provides for a five year, $1 billion first lien senior secured revolving credit facility, which is for borrowing in U.S. Dollars (the “U.S. Subfacility”), in British Pounds and Euros (the “U.K. Subfacility”), and in Canadian Dollars (the “Canadian Subfacility”). The U.S. Subfacility is subject, among other things, to the terms of a borrowing base calculated as a discount to the value of certain pledged U.S. collateral; the U.K. Subfacility is subject to a similar borrowing base that includes certain pledged U.K. collateral; and the Canadian Subfacility is subject to a similar borrowing base that includes certain pledged Canadian collateral.  Under the terms of the New Credit Agreement, certain real property will require an appraisal before the value can be considered in the borrowing base of the respective subfacilities. All three borrowing bases are subject to certain reserves and caps customary for financings of this type. The New Credit Agreement has an accordion feature that permits, under certain conditions, an increase of up to $500 million of additional commitments. If at any time the aggregate amounts outstanding under the subfacilities exceed the respective borrowing base then in effect, a prepayment of an amount sufficient to eliminate such excess is required to be made. Mobile Mini has the right to prepay loans under the New Credit Agreement in whole or in part at any time.  All amounts borrowed under the New Credit Agreement must be repaid on or before March 22, 2024.  The New Credit Agreement also provides for the issuance of irrevocable standby letters of credit by U.S. lenders in amounts totaling up to $50 million, by U.K.-based lenders in amounts totaling up to $20 million and by Canadian-based lenders in amounts totaling up to $20 million.

Loans made under the U.S. Subfacility bear interest at a rate equal to, at Mobile Mini’s option, either (a) the London interbank offered rate (“LIBOR”) plus an applicable margin (“LIBOR Loans”) or (b) the prime rate plus an applicable margin (“Base Rate Loans”).  With some exceptions, Mobile Mini may freely convert LIBOR Loans to Base Rate Loans and vice versa.  Loans made under the U.K. Subfacility denominated in British Pounds bear interest at a rate equal to the LIBOR plus an applicable margin and loans denominated in Euros bear interest at a rate equal to the Euro interbank offered rate (“EURIBOR”) plus an applicable margin.  Loans made under the Canadian Subfacility bear interest at a rate equal to, at Mobile Mini’s option, either (i) the Canadian prime rate plus an applicable margin (“Canadian Prime Rate Loans”) or (ii) the Canadian Dollar bankers’ acceptance rate (“B/A Rate”) plus an applicable margin (“Canadian LIBOR Loans”).  With some exceptions, Mobile Mini may freely convert Canadian Prime Rate Loans to Canadian LIBOR Loans and vice versa.  The initial applicable margin for loans under the U.S. Subfacility was 0.50% with respect to Base Rate Loans and 1.50% with respect to LIBOR Loans.  For loans under the U.K. Subfacility, the initial applicable margin was 1.50%; and for loans under the Canadian Subfacility, the initial applicable margin was 0.50% for Canadian Prime Rate Loans and 1.50% for Canadian LIBOR Loans.  The applicable margins will be readjusted quarterly based upon Mobile Mini’s daily average total borrowing availability.  Mobile Mini is also required to pay an unused line fee in respect of the unutilized commitments under the New Credit Agreement at a fee rate of 0.225% per annum, as well as customary letter of credit fees.

Ongoing extensions of credit under the New Credit Agreement are subject to customary conditions, including sufficient availability under the respective borrowing base.  The New Credit Agreement also contains covenants that require Mobile Mini to, among other things, periodically furnish financial and other information to the various lenders.  The New Credit Agreement contains customary negative covenants applicable to Mobile Mini and its subsidiaries, including negative covenants that restrict the ability of such entities to, among other things, (i) allow certain liens to attach to Mobile Mini or subsidiary assets, (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, or prepay certain indebtedness, (iii) incur additional indebtedness or engage in certain other types of financing transactions, and (iv) make acquisitions or other investments.  In addition, Mobile Mini must comply with a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of each quarter, upon specified excess availability under the New Credit Agreement falling below the greater of (y) $90 million and (z) 10% of the lesser of the then total revolving loan commitment and aggregate borrowing base.

The U.S. Subfacility is guaranteed by Mobile Mini and certain of its domestic subsidiaries.  The U.K. Subfacility and the Canadian Subfacility are guaranteed by Mobile Mini and certain of its domestic and foreign subsidiaries.  The U.S. Subfacility is secured by a first priority lien on substantially all assets of Mobile Mini and the guarantors of such subfacility; the U.K. Subfacility is secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors of such subfacility; and the Canadian Subfacility is secured by a first priority lien on substantially all of the borrowers and the guarantors of such subfacility.

The New Credit Agreement also includes other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type, including events of default relating to a change of control of Mobile Mini.

Senior Notes

We have outstanding $250.0 million aggregate principal amount of 2024 Notes issued at their face value on May 9, 2016.  The 2024 Notes bear interest at a rate of 5.875% per year and mature on July 1, 2024. Interest on the 2024 Notes is payable semiannually in arrears on January 1 and July 1. The 2024 Notes are senior unsecured obligations of the Company and are unconditionally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Obligations Under Finance Leases

At March 31, 2019 and December 31, 2018, obligations under finance leases for certain real property and transportation related equipment were $62.4 million and $63.4 million, respectively.  See additional information in Note 11.

Future Debt Obligations

The scheduled maturity for debt obligations for balances outstanding at March 31, 2019 are as follows:

	Lines of Credit	Senior Notes	Finance Lease Obligations	Total
	(In thousands)
2019 (remaining)	$—	$—	$8,008	$8,008
2020	—	—	11,738	11,738
2021	—	—	11,617	11,617
2022	—	—	10,538	10,538
2023	—	—	9,074	9,074
Thereafter	593,700	250,000	11,405	855,105
Total	$593,700	$250,000	$62,380	$906,080

(11) Leases

Real Estate

We lease our corporate and administrative offices in Phoenix, Arizona and our U.K. headquarters in Stockton-on-Tees.  We also lease field locations throughout the United States and the U.K., as well as two in Canada.  Many real estate leases include one or more options to renew.  The exercise of lease renewal options is generally at our discretion and we assess the initial lease term based on the term that we are reasonably certain to occupy the leased property.  None of our real estate leases contain residual value guarantees or purchase options.  The majority of our real estate leases are operating leases.

Equipment Leases

Mobile Mini also engages in leases related to ancillary equipment to support our field operations; such as, forklifts, trucks, service vehicles and automobiles.  These leases often include an option to purchase the equipment at the end of the lease and are generally finance leases.  In addition, we have leases for certain office equipment.

Lease Assets and Liabilities

For leases with an initial term greater than twelve months, we recognize a lease asset and liability at commencement date.  Lease assets are initially measured at cost, which includes the initial amount of the lease liability, plus any initial direct costs incurred, less lease incentives received.  In our Condensed Consolidated Balance Sheet, finance lease assets are included in property, plant and equipment.

For operating leases, the liability is initially and subsequently measured as the present value of the unpaid lease payments.  For finance lease liabilities, the lease liability is also initially measured as the present value of the unpaid lease payments, and is subsequently measured at amortized cost using the effective interest method.  We are required to use estimates and judgments in the determination of our lease liabilities.  Key estimates and judgments include the following:

Lease Discount Rate – We are required to discount our unpaid fixed lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, our incremental borrowing rate.  Our finance leases generally have an interest rate implicit in the lease. For operating leases and certain finance leases, we generally cannot determine the interest rate implicit in the lease, in which case we use our incremental borrowing rate as the discount rate for the lease.  We estimate our incremental borrowing rate for these leases based on current rates available to us on finance leases, which are collateralized, have a level payments structure and a specified lease term.

Lease Term – Our lease terms include the non-cancellable period of the lease plus any additional periods covered by an extension of the lease that we are reasonably certain to exercise.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Fixed Payments – Lease payments included in our measurement of the lease liability include the following: fixed payments owed over the lease term, termination penalties if we expect to exercise a termination option, the price to purchase the underlying asset if we are reasonably certain to exercise the purchase option and residual value guarantees if applicable.

Maturity of Lease Liabilities

The scheduled maturity for lease liabilities for balances outstanding at March 31, 2019 were as follows:

	Operating Leases	Finance Leases	Total
	(In thousands)
2019 (remaining)	$14,869	$9,210	$24,079
2020	16,950	13,084	30,034
2021	14,389	12,649	27,038
2022	13,124	11,275	24,399
2023	11,235	9,545	20,780
Thereafter	35,471	11,835	47,306
Total commitments	106,038	67,598	173,636
Less: interest	(14,175)	(5,218)	(19,393)
Present value of lease liabilities	$91,863	$62,380	$154,243

The scheduled maturity for lease liabilities at December 31, 2018 were as follows:

	Operating Leases	Finance Leases
	(In thousands)
2019	$18,827	$12,055
2020	15,510	12,869
2021	13,324	12,434
2022	12,205	11,060
2023	10,402	9,331
Thereafter	33,440	11,029
Total	$103,708	68,778
Amount representing interest		(5,419)
Present value of minimum lease payments		$63,359

Assets recorded under capital lease obligations totaled approximately $90.3 million as of December 31, 2018 and the related accumulated amortization totaled approximately $35.7 million.

Lease Expense and Activity

Payments due under lease contracts include fixed payments plus, for many of our leases, variable payments.  Fixed payments under our leases are recognized on a straight-line basis over the term of the lease, including any periods of free rent.  Variable expenses associated with leases are recognized when they are incurred. For our real estate leases, variable payments include such items as allocable property taxes, local sales and business taxes, and common area maintenance charges.  Variable payments associated with equipment leases include such items as maintenance services provided by the lessor and local sales and business taxes.  We have elected as an accounting policy to not separate lease components and non-lease components.

In our Condensed Consolidated Statements of Income, expenses for our operating leases are recognized within rental, selling and general expenses and amortization of assets held under finance leases is included in depreciation and amortization expense.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Our lease activity during the three months ended March 31, 2019 was as follows:

Expense:
Finance lease expense:
Amortization of finance lease assets	$3,423
Interest on obligations under finance leases	430
Total finance lease expense	$3,853
Operating lease expense:
Short-term lease expense	$324
Fixed lease expense	5,394
Variable lease expense	1,516
Sublease income	(25)
Total operating lease expense	$7,209

Cash paid and new or modified lease information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$417
Operating cash flows from operating leases, fixed payments	5,331
Financing cash flows from finance leases	2,586
Net assets obtained in exchange for new or modified finance lease liabilities	1,609
Net operating lease assets obtained in exchange for new or modified operating lease liabilities	5,145

Lease Term and Discount Rates

Weighted-average remaining lease terms and discount rates as of March 31, 2019 were as follows:

Lease terms and discount rates:
Weighted-average remaining lease term - finance leases (in years)	4.5
Weighted-average remaining lease term - operating leases (in years)	7.3
Weighted average discount rate - finance leases	2.7%
Weighted average discount rate - operating leases	3.5%

(12) Income Taxes

We are subject to taxation in the U.S. federal jurisdiction, as well as various U.S. state and foreign jurisdictions. We have identified our U.S. federal tax return as our “major” tax jurisdiction. As of March 31, 2019, we are no longer subject to examination by U.S. federal tax authorities for years prior to 2015, to examination for any U.S. state taxing authority prior to 2013, or to examination for any foreign jurisdictions prior to 2014. All subsequent periods remain open to examination.

Our effective income tax rate increased to 26.5% for the three months ended March 31, 2019, compared to 25.0% for the prior-year quarter. The increase in the effective tax rate was primarily due to the decrease in tax benefits for windfalls (which are tax deductions in excess of GAAP expense) and a reduction in tax deductions for disqualifying dispositions of incentive stock options, both of which are required to be recorded in the quarter that they occur.

Uncertain tax positions are recognized and measured using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. As of March 31, 2019, the Company did not have any unrecognized tax benefits.

Our policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties and associated interest costs, if any, are recorded in rental, selling and general expenses in our Condensed Consolidated Statements of Income.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(13) Share-Based Compensation

We have historically awarded stock options and restricted stock awards for employees and non-employee directors as a means of attracting and retaining quality personnel and to align employee performance with stockholder value.  Share-based compensation plans are approved by our stockholders and administered by the stock compensation committee of the Company’s Board of Directors (the “Board”). The current plan allows for a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock, performance units and other stock-based awards. Participants may be granted any one of the equity awards or any combination. We do not award stock options with an exercise price below the market price of the underlying securities on the date of grant.  As of March 31, 2019, 1.2 million shares are available for future grants, assuming performance-based awards vest at their target amount.  Generally, stock options have contractual terms of ten years.

Service-based awards. We grant share-based compensation awards that vest over time subject to the employee rendering service over the vesting period.  The majority of the service–based awards vest in equal annual installments over a period of three to four years. The expense for service-based awards is expensed ratably over the full service period of the grant.

Performance-based awards. All performance-based awards granted from 2016 through 2019 vest contingently over a three-year period assuming a target number of options or restricted share awards.  However, the terms of these awards provide that the number of options or restricted share awards that ultimately vest may vary between 50% and 200% of the target amount, or may be zero.  The targets were set at the time of grant.  For awards granted from 2016 through 2019, performance conditions are related to the Company’s return on capital employed.

Expense related to performance-based awards that have multiple vesting dates, is recognized using the accelerated attribution approach, whereby each vesting tranche is treated as a separate award for purposes of determining the implicit service period.  The accelerated attribution approach generally results in a higher expense during the earlier years of vesting.  Expense related to performance-based awards is recognized based upon anticipated attainment.  For both three-month periods ended March 31, 2019 and 2018 the share-based compensation expense of $3.4 million and $2.2 million, respectively, was recognized in rental, selling and general expenses.

As of March 31, 2019, total unrecognized compensation cost related to stock option awards, assuming achievement at target, was approximately $0.3 million and the related weighted-average period over which it is expected to be recognized is approximately 0.9 years. As of March 31, 2019, the unrecognized compensation cost related to restricted stock awards assuming achievement at target was approximately $13.1 million, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

Stock Options. The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes-Merton option pricing model which requires the input of assumptions. We estimate the risk-free interest rate based on the U.S. Treasury security rate in effect at the time of the grant. The expected life of the options, volatility and dividend rates are estimated based on our historical data. No new stock options were issued in 2019 or 2018.

The following table summarizes stock option activity for the three months ended March 31, 2019:

	Number of Options
	Performance-Based Options	Service-Based Options	Total Options	Weighted Average Exercise Price
	(In thousands)
Options outstanding, beginning of period	533	2,421	2,954	$32.71
Additional options awarded based upon achievement of specified performance criteria	227	—	227	29.54
Canceled/Expired	(7)	(3)	(10)	35.10
Exercised	(24)	(42)	(66)	25.58
Options outstanding, end of period	729	2,376	3,105	32.62
Unvested target options that vest based upon 2019 performance conditions	114

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Due to actual performance exceeding targets, shares granted in 2016 and 2017 that contingently vested based upon 2018 performance criteria vested above target at 200% resulting in additional awards.

A summary of stock options outstanding as of March 31, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding	3,105	$32.62	4.96	$9,272
Exercisable	2,991	32.63	4.85	9,087

The aggregate intrinsic value of options exercised during the three months ended March 31, 2019 was approximately $0.6 million.

Restricted Stock Awards. The fair value of restricted stock awards is estimated as the closing price of our common stock on the date of grant. A summary of restricted stock award activity is as follows:

	Number of Shares
	Performance-Based Awards	Service-Based Awards	Total Awards	Weighted Average Grant Date Fair Value
	(In thousands)
Restricted stock awards at beginning of period	94	233	327	$35.06
Awarded	111	111	222	36.79
Additional shares awarded based upon achievement of specified performance criteria	31	—	31	36.41
Released	(62)	(80)	(142)	35.49
Forfeited	(1)	(3)	(4)	35.11
Restricted stock awards at end of period	173	261	434	36.01
Unvested target stock awards that vest based upon 2019 performance conditions	68
Unvested target stock awards that vest based upon 2020 performance conditions	68
Unvested target stock awards that vest based upon 2021 performance conditions	37

Due to actual performance exceeding targets, shares granted in 2018 that contingently vested based upon 2018 performance criteria vested above target at 200% resulting in additional share awards.

The restricted stock awards that vested during the three months ended March 31, 2019 had an aggregate grant date fair value of $5.0 million and an aggregate vesting date fair value of $5.1 million.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(14) Restructuring

We have undergone restructuring actions to align our business operations.  The $0.1 million of restructuring expenses recognized in the three months ended March 31, 2018 related to projects initiated in prior years that were not accruable during such periods.

The following table details accrued restructuring obligations (included in accrued liabilities in the Condensed Consolidated Balance Sheets) and related activity for the fiscal year ended December 31, 2018 and the three-month period ended March 31, 2019:

	Severance and Benefits	Lease Abandonment Costs	Other Costs	Total
	(In thousands)
Accrued obligations as of January 1, 2018	$539	$182	$36	$757
Restructuring expense	1,338	482	186	2,006
Settlement of obligations	(1,473)	(578)	(209)	(2,260)
Accrued obligations as of December 31, 2018	404	86	13	503
Settlement of obligations	(271)	(7)	(13)	(291)
Accrued obligations as of March 31, 2019	$133	$79	$—	$212

The following amounts are included in restructuring expenses for March 31, 2018 (in thousands):

Lease abandonment costs	$68
Other costs	43
Restructuring expenses	$111

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

(16) Stockholders’ Equity

Dividends

The Board authorized and declared cash dividends to all of our common stockholders as follows:

Declaration Date	Payment Date	Record Date (close of business)	Dividend Amount Per Share of Common Stock
January 30, 2019	March 13, 2019	February 27, 2019	$0.275

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

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

During the three months ended March 31, 2019, we did not purchase shares of our common stock under the authorized share repurchase program. Approximately $70.8 million is available for repurchase as of March 31, 2019.  We withheld approximately 29,000 shares of stock from employees, for an approximate value of $1.1 million, upon vesting of share awards to satisfy tax withholding obligations during the three months ended March 31, 2019.

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

We operate in the U.S., the U.K. and Canada.  All of our locations operate in their local currency. Although we are exposed to foreign exchange rate fluctuation in foreign markets where we rent and sell our products, we do not believe such exposure will have a significant impact on our results of operations. Revenues recognized by our U.S. locations were $128.0 million and $117.7 million for the three months ended March 31, 2019 and 2018, respectively.

The following tables set forth certain information regarding each of the Company’s segments for the three-month periods indicated:

	For the Three Months Ended March 31, 2019
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Revenues:
Rental	$93,516	$19,209	$112,725	$29,447	$142,172
Sales	4,026	1,751	5,777	1,446	7,223
Other	225	—	225	41	266
Total revenues	97,767	20,960	118,727	30,934	149,661
Costs and expenses:
Rental, selling and general expenses	58,956	13,670	72,626	19,608	92,234
Cost of sales	2,413	1,403	3,816	786	4,602
Depreciation and amortization	8,989	1,734	10,723	6,612	17,335
Total costs and expenses	70,358	16,807	87,165	27,006	114,171
Income from operations	$27,409	$4,153	$31,562	$3,928	$35,490
Interest expense, net of interest income	$7,930	$135	$8,065	$2,695	$10,760
Income tax provision	5,395	764	6,159	364	6,523
Capital expenditures for additions to rental fleet, excluding acquisitions	11,841	921	12,762	10,254	23,016

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

	For the Three Months Ended March 31, 2018
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Revenues:
Rental	$86,598	$20,266	$106,864	$25,474	$132,338
Sales	4,876	1,863	6,739	1,364	8,103
Other	129	40	169	44	213
Total revenues	91,603	22,169	113,772	26,882	140,654
Costs and expenses:
Rental, selling and general expenses	57,018	13,806	70,824	18,174	88,998
Cost of sales	3,024	1,545	4,569	822	5,391
Restructuring expenses	111	—	111	—	111
Depreciation and amortization	8,682	2,050	10,732	6,091	16,823
Total costs and expenses	68,835	17,401	86,236	25,087	111,323
Income from operations	$22,768	$4,768	$27,536	$1,795	$29,331
Interest expense, net of interest income	$6,686	$206	$6,892	$2,701	$9,593
Income tax provision (benefit)	4,597	818	5,415	(466)	4,949
Capital expenditures for additions to rental fleet, excluding acquisitions	8,279	3,574	11,853	3,536	15,389

Assets related to the Company’s reportable segments include the following:

	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
As of March 31, 2019:
Goodwill	$468,495	$56,928	$525,423	$181,216	$706,639
Intangibles, net	773	324	1,097	52,870	53,967
Rental fleet, net	664,268	143,821	808,089	135,848	943,937
As of December 31, 2018:
Goodwill	$468,400	$55,601	$524,001	$181,216	$705,217
Intangibles, net	859	341	1,200	54,342	55,542
Rental fleet, net	657,459	140,636	798,095	130,995	929,090

Included in the table above are assets in the U.S. of $1.5 billion as of both March 31, 2019 and December 31, 2018.

(18) Subsequent Events

Declaration of Quarterly Dividend

On April 18, 2019, the Company’s Board authorized and declared a quarterly dividend to all of our common stockholders of $0.275 per share of common stock, payable on May 29, 2019, to all stockholders of record as of the close of business on May 15, 2019.

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

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of March 31, 2019

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$410	$3,886	$—	$4,296
Receivables, net	97,820	15,381	—	113,201
Inventories	9,469	2,233	—	11,702
Rental fleet, net	793,204	150,733	—	943,937
Property, plant and equipment, net	126,835	23,814	—	150,649
Operating lease assets	70,630	19,454	—	90,084
Other assets	14,968	977	—	15,945
Intangibles, net	53,631	336	—	53,967
Goodwill	645,126	61,513	—	706,639
Intercompany receivables	151,131	32,344	(183,475)	—
Total assets	$1,963,224	$310,671	$(183,475)	$2,090,420

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$23,884	$4,862	$—	$28,746
Accrued liabilities	57,407	8,838	—	66,245
Operating lease liabilities	73,208	18,655	—	91,863
Lines of credit	593,700	—	—	593,700
Obligations under finance leases	62,278	102	—	62,380
Senior notes, net	246,648	—	—	246,648
Deferred income taxes	156,742	18,939	—	175,681
Intercompany payables	29,692	5,784	(35,476)	—
Total liabilities	1,243,559	57,180	(35,476)	1,265,263
Commitments and contingencies
Stockholders' equity:
Common stock	503	—	—	503
Additional paid-in capital	624,941	147,999	(147,999)	624,941
Retained earnings	243,139	173,248	—	416,387
Accumulated other comprehensive loss	—	(67,756)	—	(67,756)
Treasury stock, at cost	(148,918)	—	—	(148,918)
Total stockholders' equity	719,665	253,491	(147,999)	825,157
Total liabilities and stockholders' equity	$1,963,224	$310,671	$(183,475)	$2,090,420

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2018

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,483	$4,122	$—	$5,605
Receivables, net	114,702	15,531	—	130,233
Inventories	9,811	1,914	—	11,725
Rental fleet, net	781,588	147,502	—	929,090
Property, plant and equipment, net	130,351	23,903	—	154,254
Other assets	11,341	2,057	—	13,398
Intangibles, net	55,189	353	—	55,542
Goodwill	645,126	60,091	—	705,217
Intercompany receivables	148,811	34,449	(183,260)	—
Total assets	$1,898,402	$289,922	$(183,260)	$2,005,064

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$27,271	$5,906	$—	$33,177
Accrued liabilities	79,537	8,599	—	88,136
Lines of credit	589,310	4,185	—	593,495
Obligations under finance leases	63,253	106	—	63,359
Senior notes, net	246,489	—	—	246,489
Deferred income taxes	151,758	18,381	—	170,139
Intercompany payables	29,586	5,675	(35,261)	—
Total liabilities	1,187,204	42,852	(35,261)	1,194,795
Commitments and contingencies
Stockholders' equity:
Common stock	500	—	—	500
Additional paid-in capital	619,850	147,999	(147,999)	619,850
Retained earnings	238,709	171,932	—	410,641
Accumulated other comprehensive loss	—	(72,861)	—	(72,861)
Treasury stock, at cost	(147,861)	—	—	(147,861)
Total stockholders' equity	711,198	247,070	(147,999)	810,269
Total liabilities and stockholders' equity	$1,898,402	$289,922	$(183,260)	$2,005,064

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Three Months Ended March 31, 2019

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$122,269	$19,903	$—	$142,172
Sales	5,457	1,766	—	7,223
Other	266	—	—	266
Total revenues	127,992	21,669	—	149,661
Costs and expenses:
Rental, selling and general expenses	77,962	14,272	—	92,234
Cost of sales	3,188	1,414	—	4,602
Depreciation and amortization	15,518	1,817	—	17,335
Total costs and expenses	96,668	17,503	—	114,171
Income from operations	31,324	4,166	—	35,490
Other income (expense):
Interest expense	(10,626)	(134)	—	(10,760)
Deferred financing costs write-off	(123)	—	—	(123)
Foreign currency exchange	—	1	—	1
Income before income tax provision	20,575	4,033	—	24,608
Income tax provision	5,751	772	—	6,523
Net income	$14,824	$3,261	$—	$18,085

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended March 31, 2019

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$14,824	$3,261	$—	$18,085
Foreign currency translation adjustment	—	5,105	—	5,105
Comprehensive income	$14,824	$8,366	$—	$23,190

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

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2019

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$14,824	$3,261	$—	$18,085
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred financing costs write-off	123	—	—	123
Provision for doubtful accounts	1,105	107	—	1,212
Amortization of deferred financing costs	505	—	—	505
Amortization of long-term liabilities	13	—	—	13
Share-based compensation expense	3,208	196	—	3,404
Depreciation and amortization	15,518	1,817	—	17,335
Gain on sale of rental fleet units	(1,273)	(152)	—	(1,425)
Loss (gain) on disposal of property, plant and equipment	21	(3)	—	18
Deferred income taxes	4,931	127	—	5,058
Foreign currency exchange	—	(1)	—	(1)
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	15,776	404	—	16,180
Inventories	342	(266)	—	76
Other assets	(1,580)	186	—	(1,394)
Accounts payable	(1,282)	(459)	—	(1,741)
Accrued liabilities	(18,735)	70	—	(18,665)
Intercompany	(92)	92	—	—
Net cash provided by operating activities	33,404	5,379	—	38,783
Cash flows from investing activities:
Additions to rental fleet, excluding acquisitions	(22,098)	(918)	—	(23,016)
Proceeds from sale of rental fleet	2,698	640	—	3,338
Additions to property, plant and equipment, excluding acquisitions	(1,863)	(1,056)	—	(2,919)
Proceeds from sale of property, plant and equipment	28	21	—	49
Net cash used in investing activities	(21,235)	(1,313)	—	(22,548)
Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	4,388	(4,185)	—	203
Deferred financing costs	(3,254)	—	—	(3,254)
Principal payments on finance lease obligations	(2,583)	(3)	—	(2,586)
Issuance of common stock	1,690	—	—	1,690
Dividend payments	(12,426)	—	—	(12,426)
Purchase of treasury stock	(1,057)	—	—	(1,057)
Intercompany	—	—	—	—
Net cash used in financing activities	(13,242)	(4,188)	—	(17,430)
Effect of exchange rate changes on cash	—	(114)	—	(114)
Net decrease in cash	(1,073)	(236)	—	(1,309)
Cash and cash equivalents at beginning of period	1,483	4,122	—	5,605
Cash and cash equivalents at end of period	$410	$3,886	$—	$4,296

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2018

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$20,100	$3,738	$(8,983)	$14,855
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	959	2	—	961
Amortization of deferred financing costs	515	—	—	515
Amortization of long-term liabilities	36	—	—	36
Share-based compensation expense	2,188	41	—	2,229
Depreciation and amortization	14,690	2,133	—	16,823
Gain on sale of rental fleet units	(1,332)	(201)	—	(1,533)
Loss on disposal of property, plant and equipment	296	38	—	334
Deferred income taxes	4,132	265	—	4,397
Foreign currency exchange	(79)	13	—	(66)
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	3,305	2,181	—	5,486
Inventories	(555)	(512)	—	(1,067)
Other assets	2,183	364	—	2,547
Accounts payable	742	1,936	—	2,678
Accrued liabilities	(14,649)	1,385	—	(13,264)
Intercompany	27,423	(27,423)	—	—
Net cash provided by (used in) operating activities	59,954	(16,040)	(8,983)	34,931
Cash flows from investing activities:
Additions to rental fleet, excluding acquisitions	(11,701)	(3,688)	—	(15,389)
Proceeds from sale of rental fleet	2,997	847	—	3,844
Additions to property, plant and equipment, excluding acquisitions	(3,019)	(1,733)	—	(4,752)
Proceeds from sale of property, plant and equipment	179	—	—	179
Net cash used in investing activities	(11,544)	(4,574)	—	(16,118)
Cash flows from financing activities:
Net repayments under lines of credit	(34,966)	22,523	—	(12,443)
Principal payments on finance lease obligations	(1,988)	(2)	—	(1,990)
Issuance of common stock	1,525	—	—	1,525
Dividend payments	(11,054)	—	—	(11,054)
Purchase of treasury stock	(533)	—	—	(533)
Intercompany	—	(8,983)	8,983	-
Net cash (used in) provided by financing activities	(47,016)	13,538	8,983	(24,495)
Effect of exchange rate changes on cash	—	(6)	—	(6)
Net increase (decrease) in cash	1,394	(7,082)	—	(5,688)
Cash and cash equivalents at beginning of period	803	12,648	—	13,451
Cash and cash equivalents at end of period	$2,197	$5,566	$—	$7,763

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC. This discussion contains forward-looking statements. Forward-looking statements are based on current expectations and assumptions that involve risks and uncertainties. Our actual results may differ materially from those anticipated in our forward-looking statements. The tables and information in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” section were derived from exact numbers and may have immaterial rounding differences.

Overview

Executive Summary

We believe we are the world’s leading provider of portable storage solutions, maintaining a strong leadership position in virtually all markets served. Our mission is to be the leader in portable storage solutions to customers throughout North America and the U.K. and tank and pump solutions in the U.S.  We are committed to providing our customers with superior service and access to a high-quality and diverse fleet.  In managing our business, we focus on renting rather than selling our units, with rental revenues representing approximately 95% of our total revenues for the three months ended March 31, 2019.  We believe this strategy is highly attractive and provides predictable, recurring revenue. Additionally, our assets have long useful lives and relatively low maintenance costs. We also sell new and used units and provide delivery, and other ancillary products and value-added services.

We operate our portable storage business in North America as “Mobile Mini Storage Solutions” and our tank and pump business as “Mobile Mini Tank + Pump Solutions”.  As of March 31, 2019, our network of locations included 119 Storage Solutions locations, 20 Tank & Pump Solutions locations and 17 combined locations.  Our Storage Solutions fleet consisted of approximately 196,400 units and our Tank & Pump Solutions fleet consisted of approximately 12,800 units.

ABL Refinancing.  In March 2019, we created more capital flexibility and positioned Mobile Mini for future growth by entering into the Second Amended and Restated ABL Credit Agreement dated as of March 22, 2019 (the “New Credit Agreement”) with Deutsche Bank AG New York Branch (“Deutsche Bank”), as administrative agent, and the other lenders party thereto, which replaced our prior Amended and Restated ABL Credit Agreement dated as of December 14, 2015 (the “Prior Credit Agreement”).  The New Credit Agreement extends the maturity of our ABL financing to March 2024 and reduces fees associated with unused credit.

Business Environment and Outlook.  Approximately 66% of our consolidated rental revenue during the twelve-month period ended March 31, 2019 was derived from our North American Storage Solutions business, 14% was derived from our U.K. Storage Solutions business and 20% was derived from the Tank & Pump Solutions business.  Our business is subject to the general health of the economy and we utilize a variety of general economic indicators to assess market trends and determine the direction of our business. On June 23, 2016, the U.K. voted to leave the European Union (the “E.U.”) in a referendum vote that initially had unknown social, geopolitical and economic impacts. Impact assessments have now been published that draw distinctions between a highly disruptive “no-deal” scenario, and a smoother version where an agreement is reached. The withdrawal negotiations between the E.U. and the U.K. Government began in 2017 and concluded in December 2018. A withdrawal agreement setting out the legal mechanics of the U.K.’s departure with a two-year continuity transition period was agreed to, alongside a political statement detailing the parameters for a future trading relationship with the E.U. The U.K. Parliament must agree to these arrangements but it has rejected them three times. The date of the U.K.’s departure from the E.U. was set for March 29, 2019. However, following two requests to extend the negotiating period, the U.K. is now set to leave the E.U. on October 31, 2019, or sooner should the withdrawal agreement be passed by the U.K. Parliament. . The eventual outcome remains uncertain, but as developments and their impact become more clear, we may adjust our strategy and operations accordingly.

Based on our assessment, we expect that the majority of our end markets will continue to drive demand for our products.  In particular, construction, which represents approximately 35% of our consolidated rental revenue, is forecasted to continue to show growth.  Economic indicators related to our industrial and commercial end-segment are also favorable.  Industrial and commercial customers, which comprise approximately 26% of rental revenue, generally operate in industries such as:  large processing plants for organic and inorganic chemicals, refineries, distributors and trucking and utility companies.  Our national retail accounts typically involve seasonal demand in the third and fourth quarter during the holiday season.  Retail and consumer service customers comprise approximately 24% of our revenue and include department, drug, grocery and strip mall stores as well as hotels, restaurants, service stations and dry cleaners.

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

The table below outlines the composition of our Storage Solutions rental fleet at March 31, 2019:

	Rental Fleet	Number of Units	Percentage of Gross Fleet in Dollars	Percentage of Units
	(In thousands)
Steel storage containers	$608,025	167,565	63%	85%
Steel ground level offices	348,591	28,079	36	14
Other	7,421	778	1	1
Storage Solutions rental fleet	964,037	196,422	100%	100%
Accumulated depreciation	(155,948)
Storage Solutions rental fleet, net	$808,089

The table below outlines the composition of our Tank & Pump Solutions rental fleet at March 31, 2019:

	Rental Fleet	Number of Units	Percentage of Gross Fleet in Dollars	Percentage of Units
	(In thousands)
Steel tanks	$78,355	3,220	41%	25%
Roll-off boxes	35,793	5,835	19	46
Stainless steel tank trailers	28,701	634	15	5
Vacuum boxes	16,997	1,560	9	12
Dewatering boxes	8,659	826	5	6
Pumps and filtration equipment	13,934	731	7	6
Other	9,046	n/a	4
Tank & Pump Solutions rental fleet	191,485	12,806	100%	100%
Accumulated depreciation	(55,637)
Tank & Pump Solutions rental fleet, net	$135,848

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

Non-GAAP Data and Reconciliations

EBITDA and Adjusted EBITDA. EBITDA is defined as net income before discontinued operations, net of tax (if applicable), interest expense, income taxes, depreciation and amortization, and debt restructuring or extinguishment expense (if applicable), including any write-off of deferred financing costs. Adjusted EBITDA further excludes certain non-cash expenses, as well as transactions that management believes are not indicative of our ongoing business.  Because EBITDA and adjusted EBITDA, as defined, exclude some but not all items that affect our cash flow from operating activities, they may not be comparable to similarly titled performance measures presented by other companies.

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

Reconciliation of net income, the most directly comparable GAAP measure, to EBITDA and adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands, except percentages)
Net income	$18,085	$14,855
Interest expense	10,760	9,599
Income tax provision	6,523	4,949
Depreciation and amortization	17,335	16,823
Deferred financing costs write-off	123	—
EBITDA	52,826	46,226
Share-based compensation expense (1)	3,404	2,229
Restructuring expenses (2)	—	111
Adjusted EBITDA	$56,230	$48,566
EBITDA margin	35.3%	32.9%
Adjusted EBITDA margin	37.6	34.5

Reconciliation of net cash provided by operating activities to EBITDA is as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$38,783	$34,931
Interest paid	14,276	12,348
Income and franchise taxes paid	2,020	120
Share-based compensation expense (1)	(3,404)	(2,229)
Gain on sale of rental fleet	1,425	1,533
Loss on disposal of property, plant and equipment	(18)	(334)
Change in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(17,392)	(6,447)
Inventories	(76)	1,067
Other assets	1,394	(2,547)
Accounts payable and accrued liabilities	15,818	7,784
EBITDA	$52,826	$46,226

(1)

Share-based compensation represents non-cash compensation expense associated with the granting of equity instruments. See additional information in Note 13 “Share-Based Compensation” to the accompanying condensed consolidated financial statements.

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

Reconciliation of net cash provided by operating activities to free cash flow is as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$38,783	$34,931
Additions to rental fleet, excluding acquisitions	(23,016)	(15,389)
Proceeds from sale of rental fleet	3,338	3,844
Additions to property, plant and equipment, excluding acquisitions	(2,919)	(4,752)
Proceeds from sale of property, plant and equipment	49	179
Net capital expenditures, excluding acquisitions	(22,548)	(16,118)
Free cash flow	$16,235	$18,813

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

	Three Months Ended March 31, 2019
	Calculated in Constant Currency	As Reported	Difference
	(In thousands)
Rental revenues	$143,486	$142,172	$1,314
Rental, selling and general expenses	93,170	92,234	936
Adjusted EBITDA	56,644	56,230	414

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019, Compared to Three Months Ended March 31, 2018

	Three Months Ended March 31,		Percentage of Revenue Three Months Ended March 31,		Increase (Decrease)
	2019	2018	2019	2018	2019 versus 2018
	(In thousands, except percentages)
Revenues:
Rental	$142,172	$132,338	95.0%	94.1%	$9,834	7.4%
Sales	7,223	8,103	4.8	5.8	(880)	(10.9)
Other	266	213	0.2	0.2	53	24.9
Total revenues	149,661	140,654	100.0	100.0	9,007	6.4
Costs and expenses:
Rental, selling and general expenses	92,234	88,998	61.6	63.3	3,236	3.6
Cost of sales	4,602	5,391	3.1	3.8	(789)	(14.6)
Restructuring expenses	—	111	—	0.1	(111)	n/a
Depreciation and amortization	17,335	16,823	11.6	12.0	512	3.0
Total costs and expenses	114,171	111,323	76.3	79.1	2,848	2.6
Income from operations	35,490	29,331	23.7	20.9	6,159	21.0
Other income (expense):
Interest income	—	6	—	—	(6)	n/a
Interest expense	(10,760)	(9,599)	(7.2)	(6.8)	(1,161)	12.1
Deferred financing costs write-off	(123)	—	(0.1)	—	(123)	n/a
Foreign currency exchange	1	66	—	—	(65)	n/a
Income before income tax provision	24,608	19,804	16.4	14.1	4,804
Income tax provision	6,523	4,949	4.4	3.5	1,574
Net income	$18,085	$14,855	12.1%	10.6%	$3,230

	Three Months Ended March 31,		Percentage of Revenue Three Months Ended March 31,		Increase (Decrease)
	2019	2018	2019	2018	2019 versus 2018
	(In thousands, except percentages)
EBITDA	$52,826	$46,226	35.3%	32.9%	$6,600	14.3%
Adjusted EBITDA	56,230	48,566	37.6	34.5	7,664	15.8
Free Cash Flow	16,235	18,813	10.8	13.4	(2,578)	(13.7)

Total Revenues.  The following table depicts revenues by type of business for the three-month periods ended March 31:

	Storage Solutions
	Three Months Ended March 31,
	2019	2018	Increase (Decrease) 2019 versus 2018
	(In thousands, except percentages)
Revenues:
Rental	$112,725	$106,864	$5,861	5.5%
Sales	5,777	6,739	(962)	(14.3)
Other	225	169	56	33.1
Total revenues	$118,727	$113,772	$4,955	4.4

	Tank & Pump Solutions
	Three Months Ended March 31,
	2019	2018	Increase (Decrease) 2019 versus 2018
	(In thousands, except percentages)
Revenues:
Rental	$29,447	$25,474	$3,973	15.6%
Sales	1,446	1,364	82	6.0
Other	41	44	(3)	(6.8)
Total revenues	$30,934	$26,882	$4,052	15.1

Of the $149.7 million of total revenues for the three months ended March 31, 2019, $118.7 million, or 79.3%, related to the Storage Solutions business and $30.9 million, or 20.7%, related to the Tank & Pump Solutions business.  Of the $140.7 million of total revenues for the three-month period ended March 31, 2018, $113.8 million, or 80.9%, related to the Storage Solutions business and $26.9 million, or 19.1%, related to the Tank & Pump Solutions business.

Rental Revenues. Storage Solutions rental revenues increased 5.5% during the three-month period ended March 31, 2019, as compared to the prior-year period.  In constant currency, rental revenues increased 6.7%.  This increase was driven by a 2.6% increase in year-over-year rental rates and a 0.9% increase in units on rent, as well as favorable mix and increases in delivery and pickup revenue. Yield (calculated as rental revenues divided by average units on rent and adjusted to a 28 day period) increased 2.3%, or 3.5% in constant currency as compared to the prior-year period, due to increased rates, favorable mix and increased delivery and pickup revenue.

During 2018, we began to pursue partnerships with other rental companies to provide supplementary product offerings for certain of our Storage Solutions customers.  Arranging these comprehensive rental services for our customers increases loyalty while generating additional revenue, without additional investment in fleet.  While these revenues were not material for the first quarter of 2019 or 2018, we do expect to continue to develop these revenues.  During the first quarter of 2019 we recognized $2.4 million of rental revenue related to managed service arrangements.  For the three months ended March 31, 2019, the calculation of yield excludes revenues and units related to these services.

Rental revenues within the Tank & Pump Solutions business increased $4.0 million, or 15.6%, for the three-month period ended March 31, 2019, as compared to the prior-year period.  This increase was driven by an approximately 15.0% increase in fleet on rent for the current quarter and increased year-over-year rental rates.  Additionally, delivery, pickup and similar revenue increased due to growth in areas such as equipment monitoring and other trucking services.  In the downstream segment, increased year-over-year rental revenue was driven by the continued growth of business conducted under several large master service agreements signed in late 2017 and early 2018, as well as increased rates.  These agreements were still in early stages in the first quarter of 2018.  Increased demand in our upstream business, combined with a shortage of available equipment overall, has contributed to our ability to drive meaningful rate increases in this customer segment, resulting in healthy year-over-year rental revenue increases.

Sales Revenues. We focus on rental revenues. In general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location.  Storage Solutions sales revenue of $5.8 million for the quarter ended March 31, 2019 decreased $1.0 million, or 14.3%, compared to the prior-year period.  Tank & Pump Solutions sales revenue of $1.4 million for the quarter ended March 31, 2019 increased slightly from the prior-year period.

Costs and expenses. The following table depicts costs and expenses by type of business for the three-month periods ended March 31:

	Storage Solutions
	Three Months Ended March 31,
	2019	2018	Increase (Decrease) 2019 versus 2018
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$72,626	$70,824	$1,802	2.5%
Cost of sales	3,816	4,569	(753)	(16.5)
Restructuring expenses	—	111	(111)	n/a
Depreciation and amortization	10,723	10,732	(9)	(0.1)
Total costs and expenses	$87,165	$86,236	$929	1.1

	Tank & Pump Solutions
	Three Months Ended March 31,
	2019	2018	Increase (Decrease) 2019 versus 2018
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$19,608	$18,174	$1,434	7.9%
Cost of sales	786	822	(36)	(4.4)
Depreciation and amortization	6,612	6,091	521	8.6
Total costs and expenses	$27,006	$25,087	$1,919	7.6

Rental, Selling and General Expenses.  Rental, selling and general expenses for the three months ended March 31, 2019 of $92.2 million increased $3.2 million, or 3.6%, as compared to the prior-year period.  As a percentage of total revenues, rental, selling and general expenses were 61.6% for the three months ended March 31, 2019, which was a decrease from 63.3% in the prior-year period.  In the first quarter of 2019, we realized savings of approximately $1.5 million related to the 2018 fleet divestiture and new strengthened processes around fleet management.

Storage Solutions rental, selling and general expenses for the three months ended March 31, 2019 increased $1.8 million.  In constant currency rental, selling and general expense increased $2.7 million, or 3.9%, from the prior-year period. The increase was primarily due to higher payroll costs, as well as increased re-rent costs required to support the additional rental activity.  Decreased short-term variable incentive plan expense was partially offset by increased expense related to our long-term share-based plan incentive compensation.

Rental, selling and general expenses for the Tank & Pump Solutions business increased $1.4 million, or 7.9%, in the current-year quarter, as compared to the prior-year quarter.  Increased payroll, transportation and maintenance costs to support the increased business, was partially offset by decreased short-term variable compensation expense.

Cost of Sales. Cost of sales is the cost related to our sales revenue only. Within the Storage Solutions business, cost of sales was $3.8 million and $4.6 million for the three months ended March 31, 2019 and 2018, respectively.  Storage Solutions sales revenue, less cost of sales (sales profit), was $2.0 million and $2.2 million for the three-month periods ended March 31, 2019 and 2018, respectively.  Sales profit expressed as a percentage of sales revenue (sales profit margin) was 33.9% in the quarter ended March 31, 2019 and 32.2% in the prior-year quarter.

Within the Tank & Pump Solutions business, cost of sales was $0.8 million in both quarters ended March 31, 2019 and 2018.  Tank & Pump Solutions sales profit was $0.7 million and $0.5 million for the three-month periods ended March 31, 2019 and 2018, respectively.

Depreciation and Amortization Expense. Total depreciation and amortization expense was $17.3 million for the three months ended March 31, 2019, an increase of $0.5 million, or 3.0%, as compared to the prior-year period.

Interest Expense. Interest expense was $10.8 million for the three months ended March 31, 2019 and $9.6 million in the prior-year period. This increase is due to a higher effective interest rate on our lines of credit, partially offset by an overall decrease in debt outstanding.  Our average debt outstanding in the quarter ended March 31, 2019 was $897.5 million, compared to $918.6 million in the prior-year quarter. The weighted average interest rate on our debt was 4.6% and 3.9% for the three-month periods ended March 31, 2019 and 2018, respectively, excluding the amortization of deferred financing costs. Taking into account the amortization of deferred financing costs, the weighted average interest rate was 4.8% and 4.2% for the three-month periods ended March 31, 2019 and 2018, respectively.

Provision for Income Taxes. During the quarter ended March 31, 2019, we had a $6.5 million provision for income taxes, compared to $4.9 million in the prior-year quarter. Our effective income tax rate increased to 26.5% for the three months ended March 31, 2019, compared to 25.0% for the prior-year quarter. The increase in the effective tax rate was primarily due to the decrease in benefits for windfalls (which are tax deductions in excess of GAAP expense) and a reduction in tax deductions for disqualifying dispositions of incentive stock options, both of which are required to be recorded in the quarter that they occur.

Net Income. As a result of the income statement activity discussed above, we had net income of $18.1 million for the three months ended March 31, 2019, compared to net income of $14.9 million for the three months ended March 31, 2018.

Adjusted EBITDA. For the three-month period ended March 31, 2019, we realized adjusted EBITDA of $56.2 million, an increase of $7.7 million.  In constant currency, adjusted EBITDA increased $8.1 million, or 16.6%, as compared to adjusted EBITDA of $48.6 million in the prior-year period. The increase was generated by strong growth in both our Storage Solutions and Tank & Pump Solutions business, and was partially offset by overall increased rental, selling and general expenses. Our adjusted EBITDA margins were 37.6% and 34.5% for the quarters ended March 31, 2019 and 2018, respectively.

During the three months ended March 31, 2019, adjusted EBITDA related to the Storage Solutions business increased $4.8 million.  In constant currency, adjusted EBITDA increased $5.2 million, or 13.0%, to $45.8 million from $40.6 million in the prior-year period. Adjusted EBITDA related to the Tank & Pump Solutions business increased $2.8 million, or 35.3%, to $10.8 million during the three months ended March 31, 2019 from $8.0 million during the prior-year period.  Adjusted EBITDA margins for the quarter ended March 31, 2019 were 38.3% for the Storage Solutions business and 34.9% for the Tank & Pump Solutions business.

LIQUIDITY AND CAPITAL RESOURCES

Renting is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The majority of the assets that we rent have very long useful lives and require relatively little maintenance expenditures. Most of the capital we have deployed in our rental business historically has been used to expand our operations geographically, execute opportunistic acquisitions, increase the number of units available for rent at our existing locations, and add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to cash flow from operations and the deferral of income taxes caused by accelerated depreciation of our fixed assets in our tax return filings. Our strong cash flows from operating activities for the three-month periods ended March 31, 2019 and 2018 of $38.8 million and $34.9 million, respectively, resulted in free cash flow of $16.2 million and $18.8 million, respectively.  In addition to free cash flow, our principal current source of liquidity is our revolving credit facility as described below.

Revolving Credit Facility.

On March 22, 2019, Mobile Mini and certain of its subsidiaries entered into the Second Amended and Restated ABL Credit Agreement dated as of March 22, 2019 (the “New Credit Agreement”) with Deutsche Bank AG New York Branch (“Deutsche Bank”), as administrative agent, and the other lenders party thereto. The New Credit Agreement amends, restates and replaces Mobile Mini’s existing Amended and Restated ABL Credit Agreement dated as of December 14, 2015 (the “Prior Credit Agreement”) with Deutsche Bank, as administrative agent, and the other lenders party thereto.

The New Credit Agreement provides for a five year, $1 billion first lien senior secured revolving credit facility, maturing on or before March 22, 2024. The New Credit Agreement also provides for the issuance of irrevocable standby letters of credit by U.S.-based lenders in amounts totaling up to $50.0 million, by U.K.-based lenders in amounts totaling up to $20.0 million, and by Canadian-based lenders in amounts totaling up to $20.0 million.

Our and our subsidiary guarantors’ obligations under the New Credit Agreement are secured by a blanket lien on substantially all of our assets. At March 31, 2019, we had $593.7 million of borrowings outstanding and $403.2 million of additional borrowing availability under the New Credit Agreement. We were in compliance with the terms of the New Credit Agreement as of March 31, 2019 and were above the minimum borrowing availability threshold and, therefore, are not subject to any financial maintenance covenants.

We believe our cash provided by operating activities will provide for our normal capital needs for the next twelve months. If not, we have sufficient borrowings available under our New Credit Agreement to meet any additional funding requirements. We monitor the financial strength of our lenders on an ongoing basis using publicly-available information. Based upon that information, we do not presently believe that there is a likelihood that any of our lenders will be unable to honor their respective commitments under the New Credit Agreement.

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

Cash Flow Summary.

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Net income	$18,085	$14,855
Total adjustments to reconcile net income to net cash provided by operating activities	26,242	23,696
Changes in certain assets and liabilities	(5,544)	(3,620)
Net cash provided by operating activities	38,783	34,931
Net cash used in investing activities	(22,548)	(16,118)
Net cash used in financing activities	(17,430)	(24,495)
Effect of exchange rate changes on cash	(114)	(6)
Net decrease in cash	$(1,309)	$(5,688)

Operating Activities. Net cash provided by operating activities was $38.8 million for the three months ended March 31, 2019, compared to $34.9 million in the prior-year period, an increase of $3.9 million.  The increase was driven by growth in our underlying business.  Net cash provided by operating activities was reduced by $5.5 million and $3.6 million related to changes in certain assets and liabilities for the three months ended March 31, 2019 and 2018, respectively.

Investing Activities. Net cash used in investing activities was $22.5 million in the three months ended March 31, 2019, compared to $16.1 million in the prior-year period.  Rental fleet expenditures were as follows for the periods indicated:

	Additions to Rental Fleet, Excluding Acquisitions For the Three Months Ended March 31,
	2019	2018
	(In thousands)
North America Storage Solutions	$11,841	$8,279
United Kingdom Storage Solutions	921	3,574
Tank & Pump Solutions	10,254	3,536
Consolidated additions to rental fleet, excluding acquisitions	23,016	15,389
Proceeds from sale of rental fleet	(3,338)	(3,844)
Rental fleet net capital expenditures	$19,678	$11,545

Rental fleet expenditures were $23.0 million in the three months ended March 31, 2019, an increase of $7.6 million compared to the prior-year period.  Expenditures for rental fleet were made to meet overall increases in Tank & Pump Solutions demand as well as for North America Storage Solutions.  Proceeds of $3.3 million from the sale of rental fleet units for the first three months of 2019 was consistent with the first three months of 2018.  In general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of rental demand at a particular location; as such, the proceeds from sale of rental units will normally fluctuate from period to period.

Gross capital expenditures for property, plant and equipment were $2.9 million for the three months ended March 31, 2019, compared to $4.8 million for the three-month period ended March 31, 2018.  The current and prior-year periods include hardware and software-related costs of approximately $1.1 million and $2.1 million, respectively, largely driven by our ongoing technology innovations.

Financing Activities. Net cash used in financing activities during the three months ended March 31, 2019 was $17.4 million, compared to $24.5 million for the prior-year period.  In the current-year period, we borrowed $0.2 million under our lines of credit and paid $3.3 million of deferred financing costs related to the New Credit Agreement. Also in the three months ended March 31, 2019, we paid $12.4 million of dividends. We did not repurchase any treasury stock under our repurchase program in the current three-month period. In the prior-year period, we repaid $12.4 million under our lines of credit and paid $11.1 million of dividends.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations primarily consist of our outstanding balance under the New Credit Agreement, the principal amount of the 2024 Notes and obligations under finance leases. We also have operating lease commitments for: (i) real estate properties for the majority of our locations with remaining lease terms typically ranging from one to five years, (ii) delivery, transportation and yard equipment, typically under a seven-year lease with purchase options at the end of the lease term at a stated or fair market value price, and (iii) office related equipment.

At March 31, 2019, primarily in connection with securing our insurance policies, we have provided certain insurance carriers and others with approximately $3.1 million in letters of credit. We currently do not have any material obligations under purchase agreements or commitments.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

A comprehensive discussion of our critical accounting policies and management estimates and significant accounting policies are included in the “Management’s Discussion and Analysis of Financial Conditions and Results of Operations’ section and in Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

There have been no significant changes in our critical accounting policies, estimates and judgments during the three-month period ended March 31, 2019.

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

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 under the heading “Risk Factors.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  As of March 31, 2019, we had $593.7 million of indebtedness under our New Credit Agreement, which bears interest at variable rates.  Our average interest rate applicable to our revolving credit agreements was 4.1% for the three months ended March 31, 2019.  Based upon the average amount of our variable rate debt of $588.5 million outstanding during the three months ended March 31, 2019, our annual interest expense would increase by approximately $5.9 million for each one percentage point increase in the interest rate of our lines of credit.

Impact of Foreign Currency Rate Changes. We currently have operations outside the U.S., and we bill those customers primarily in their local currency, which is subject to foreign currency rate changes. Our operations in Canada are billed in the Canadian Dollar, and our operations in the U.K. are billed in British Pounds. We are exposed to foreign exchange rate fluctuations as the financial results of our non-U.S. operations are translated into U.S. dollars. The impact of foreign currency rate changes has historically been insignificant with our Canadian operations, but we have more exposure to volatility with our U.K. operations. Based on the level of our U.K. operations during the three months ended March 31, 2019, a 10% change in the value of the British Pound as compared to the U.S. dollar would have changed net income by approximately $0.3 million for the three months ended March 31, 2019.  We do not currently hedge our currency transaction or translation exposure, nor do we have any current plans to do so.

On June 23, 2016, the U.K. held a referendum in which British citizens approved an exit from the E.U., commonly referred to as “Brexit.” As a result of the referendum, the global markets and currencies have been adversely impacted, including volatility in the value of the British Pound as compared to the U.S. dollar. Volatility in exchange rates is expected to continue in the short term as the U.K. negotiates its exit from the E.U. The picture is extremely fluid as every eventual outcome, from a no-deal scenario, to a second referendum with the option to reverse the Brexit process, is still a distinct possibility. This has led to short term volatility in the value of British Pound following political announcements which imply either a closer or a more distant end-relationship with the E.U. In the longer term, forecasts suggest that the British Pound may increase against the U.S. Dollar if an agreement is reached, and decrease should an agreement not be reached. In order to help minimize our exchange rate gain and loss volatility, we finance our U.K. entities through our revolving credit facility, which allows us, at our option, to borrow funds locally in British Pound denominated debt. In the longer term, any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarterly period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-looking Statements” in “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.  There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes the information about purchases of our common stock during the quarterly period ended March 31, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
				(In thousands)
January 2019	6,624	$36.42	—	$70,825
February 2019	22,915	35.59	—	70,825
March 2019	—	—	—	70,825
Total	29,539		—

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

10.1

Second Amended and Restated ABL Credit Agreement, dated March 22, 2019, among Mobile Mini, Inc., Deutsche Bank AG New York Branch, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 25, 2019)

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

MOBILE MINI, INC.

Date: April 23, 2019	/s/ Van A. Welch
Van A. Welch
Chief Financial Officer
(Principal Financial Officer)