Form 10-Q
period 2019-06-30
MOBILE MINI INC
filed 2019-07-26
CIK 911109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-12804

(Exact name of registrant as specified in its charter)

Delaware	86-0748362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4646 E. Van Buren Street, Suite 400 Phoenix, Arizona	85008
(Address of principal executive offices)	(Zip Code)

(480) 894-6311

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $.01 par value	MINI	Nasdaq Global Select Market
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

At July 19, 2019, there were outstanding 44,693,826 shares of the registrant’s common stock, par value $.01.

MOBILE MINI, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILE MINI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$4,687	$5,605
Receivables, net of allowance for doubtful accounts of $4,540 and $4,599 at June 30, 2019 and December 31, 2018, respectively	106,694	130,233
Inventories	10,385	11,725
Rental fleet, net	951,696	929,090
Property, plant and equipment, net	150,025	154,254
Operating lease assets	96,883	—
Other assets	14,947	13,398
Intangibles, net	52,321	55,542
Goodwill	705,260	705,217
Total assets	$2,092,898	$2,005,064

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$32,190	$33,177
Accrued liabilities	71,621	88,136
Operating lease liabilities	98,687	—
Lines of credit	580,100	593,495
Obligations under finance leases	64,536	63,359
Senior notes, net of deferred financing costs of $3,192 and $3,511 at June 30, 2019 and December 31, 2018, respectively	246,808	246,489
Deferred income taxes	180,308	170,139
Total liabilities	1,274,250	1,194,795
Commitments and contingencies
Stockholders' equity:
Preferred stock $.01 par value, 20,000 shares authorized, none issued	—	—
Common stock $.01 par value, 95,000 shares authorized, 50,340 issued and 44,694 outstanding at June 30, 2019 and 49,986 issued and 44,690 outstanding at December 31, 2018	503	500
Additional paid-in capital	631,988	619,850
Retained earnings	418,073	410,641
Accumulated other comprehensive loss	(72,992)	(72,861)
Treasury stock, at cost, 5,646 and 5,296 shares at June 30, 2019 and December 31, 2018, respectively	(158,924)	(147,861)
Total stockholders' equity	818,648	810,269
Total liabilities and stockholders' equity	$2,092,898	$2,005,064

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental	$141,906	$132,887	$284,078	$265,225
Sales	8,135	8,881	15,358	16,984
Other	140	231	406	444
Total revenues	150,181	141,999	299,842	282,653
Costs and expenses:
Rental, selling and general expenses	95,735	89,271	187,969	178,269
Cost of sales	5,044	5,764	9,646	11,155
Restructuring expenses	—	1,195	—	1,306
Depreciation and amortization	18,135	17,192	35,470	34,015
Total costs and expenses	118,914	113,422	233,085	224,745
Income from operations	31,267	28,577	66,757	57,908
Other income (expense):
Interest income	—	—	—	6
Interest expense	(10,592)	(10,093)	(21,352)	(19,692)
Deferred financing costs write-off	—	—	(123)	—
Foreign currency exchange	(167)	(21)	(166)	45
Income before income tax provision	20,508	18,463	45,116	38,267
Income tax provision	6,450	3,463	12,973	8,412
Net income	$14,058	$15,000	$32,143	$29,855
Earnings per share:
Basic	$0.32	$0.34	$0.72	$0.67
Diluted	0.31	0.33	0.72	0.66
Weighted average number of common and common share equivalents outstanding:
Basic	44,496	44,287	44,472	44,251
Diluted	44,750	45,091	44,814	44,967
Cash dividends declared per share	$0.28	$0.25	$0.55	$0.50

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$14,058	$15,000	$32,143	$29,855
Foreign currency translation adjustment	(5,236)	(12,983)	(131)	(4,357)
Comprehensive income	$8,822	$2,017	$32,012	$25,498

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2019
					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at January 1, 2019	44,690	$500	$619,850	$410,641	$(72,861)	5,296	$(147,861)	$810,269
Net income	—	—	—	18,085	—	—	—	18,085
Common stock dividends declared	—	—	—	(12,339)	—	—	—	(12,339)
Other comprehensive income	—	—	—	—	5,105	—	—	5,105
Exercise of stock options	66	1	1,689	—	—	—	—	1,690
Purchase of treasury stock	(29)	—	—	—	—	29	(1,057)	(1,057)
Restricted stock grants, net	248	2	(2)	—	—	—	—	—
Share-based compensation	—	—	3,404	—	—	—	—	3,404
Balance at March 31, 2019	44,975	503	624,941	416,387	(67,756)	5,325	(148,918)	825,157
Net income	—	—	—	14,058	—	—	—	14,058
Common stock dividends declared	—	—	—	(12,372)	—	—	—	(12,372)
Other comprehensive loss	—	—	—	—	(5,236)	—	—	(5,236)
Exercise of stock options	5	—	114	—	—	—	—	114
Purchase of treasury stock	(321)	—	—	—	—	321	(10,006)	(10,006)
Restricted stock grants, net	35	—	—	—	—	—	—	—
Share-based compensation	—	—	6,933	—	—	—	—	6,933
Balance at June 30, 2019	44,694	$503	$631,988	$418,073	$(72,992)	5,646	$(158,924)	$818,648

	Six Months Ended June 30, 2018
					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at January 1, 2018	44,380	$497	$605,369	$463,322	$(60,334)	5,278	$(147,166)	$861,688
Net income	—	—	—	14,855	—	—	—	14,855
Common stock dividends declared	—	—	—	(11,054)	—	—	—	(11,054)
Other comprehensive income	—	—	—	—	8,626	—	—	8,626
Exercise of stock options	55	1	1,524	—	—	—	—	1,525
Purchase of treasury stock	(14)	—	—	—	—	14	(533)	(533)
Restricted stock grants, net	195	1	(2)	—	—	—	—	(1)
Share-based compensation	—	—	2,229	—	—	—	—	2,229
Balance at March 31, 2018	44,616	$499	609,120	467,123	(51,708)	5,292	(147,699)	877,335
Net income	—	—	—	15,000	—	—	—	15,000
Common stock dividends declared	—	—	—	(11,249)	—	—	—	(11,249)
Other comprehensive loss	—	—	—	—	(12,983)	—	—	(12,983)
Exercise of stock options	28	—	969	—	—	—	—	969
Purchase of treasury stock	—	—	—	—	—	—	(7)	(7)
Restricted stock grants, net	15	1	—	—	—	—	—	1
Share-based compensation	—	—	3,407	—	—	—	—	3,407
Balance at June 30, 2018	44,659	$500	$613,496	$470,874	$(64,691)	5,292	$(147,706)	$872,473

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$32,143	$29,855
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred financing costs write-off	123	—
Provision for doubtful accounts	2,303	1,966
Amortization of deferred financing costs	940	1,030
Amortization of long-term liabilities	13	72
Share-based compensation expense	10,337	5,636
Depreciation and amortization	35,470	34,015
Gain on sale of rental fleet	(3,041)	(3,260)
Loss on disposal of property, plant and equipment	102	477
Deferred income taxes	10,086	7,253
Foreign currency exchange	166	(45)
Changes in certain assets and liabilities:
Receivables	21,236	(2,981)
Inventories	1,344	(795)
Other assets	(806)	396
Accounts payable	3,033	2,885
Accrued liabilities	(12,897)	(6,552)
Net cash provided by operating activities	100,552	69,952
Cash flows from investing activities:
Additions to rental fleet, excluding acquisitions	(46,397)	(38,476)
Proceeds from sale of rental fleet	7,054	7,677
Additions to property, plant and equipment, excluding acquisitions	(6,435)	(9,081)
Proceeds from sale of property, plant and equipment	133	467
Net cash used in investing activities	(45,645)	(39,413)
Cash flows from financing activities:
Net repayments under lines of credit	(13,395)	(16,630)
Deferred financing costs	(3,332)	—
Principal payments on finance lease obligations	(5,141)	(4,103)
Issuance of common stock	1,804	2,494
Dividend payments	(24,689)	(22,120)
Purchase of treasury stock	(11,063)	(540)
Net cash used in financing activities	(55,816)	(40,899)
Effect of exchange rate changes on cash	(9)	941
Net decrease in cash	(918)	(9,419)
Cash and cash equivalents at beginning of period	5,605	13,451
Cash and cash equivalents at end of period	$4,687	$4,032

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest	$20,195	$18,177
Cash paid for income and franchise taxes	3,762	1,407
Equipment and other acquired through finance lease obligations	6,319	6,450
Capital expenditures accrued or payable	6,528	7,190

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

At June 30, 2019, we had a fleet of storage solutions units operating throughout the United States (the “U.S.”), Canada and the United Kingdom (the “U.K.”), serving a diversified customer base, including construction companies, large and small retailers, medical centers, schools, utilities, distributors, the military, hotels, restaurants, entertainment complexes and households. These customers rent our products for a wide variety of applications, including the storage of construction materials and equipment, retail and manufacturing inventory, documents and records and other goods. We also have a fleet of tank and pump solutions products, concentrated in the U.S. Gulf Coast, including liquid and solid containment units, serving a specialty sector in the industry.  Our tank and pump products are rented primarily to chemical, refinery, oil and natural gas drilling, mining and environmental service customers.

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Mobile Mini and our wholly owned subsidiaries. We do not have any subsidiaries in which we do not own 100% of the outstanding stock. All significant intercompany balances and transactions have been eliminated.  The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management of Mobile Mini, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three and six months ended June 30, 2019 and 2018, respectively, are not necessarily indicative of the results to be expected for the full year.

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

This guidance also requires entities to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. The entity is also required to present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented.  This standard is effective for annual and interim periods beginning after December 15, 2019. We will adopt this standard on January 1, 2020 and do not expect the adoption of this standard to have a material effect on our consolidated financial statements.

Intangibles – Goodwill and Other.  In January 2017, the FASB issued a standard requiring an entity to no longer perform a hypothetical purchase price allocation to measure goodwill impairment.  Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit.  This standard is effective for annual and interim periods beginning after December 15, 2019.  Entities may early adopt the guidance.  We will adopt this standard on January 1, 2020 and do not expect the adoption of this standard to have a material effect on our consolidated financial statements.

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

At June 30, 2019 and December 31, 2018, we did not have any financial instruments required to be recorded at fair value on a recurring basis.

The carrying amounts of cash, cash equivalents, receivables, accounts payable and accrued liabilities approximate fair values based on their short-term nature. The fair values of our revolving credit facility and finance leases are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of our revolving credit facility debt and finance leases, which are measured using Level 2 inputs, at June 30, 2019 and December 31, 2018 approximated their respective book values.

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

	June 30, 2019	December 31, 2018
	(In thousands)
Carrying value	$250,000	$250,000
Fair value	257,500	247,028

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

When customers are billed in advance, we defer recognition of revenue and reflect unearned rental revenue at the end of the period.  As of June 30, 2019 and December 31, 2018, we had approximately $38.5 million and $41.0 million, respectively, of unearned rental revenue included in accrued liabilities in the Condensed Consolidated Balance Sheets for June 30, 2019 and December 31, 2018.  We expect to perform the remaining performance obligations and recognize the unearned rental revenue within the next twelve months.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Disaggregated Rental Revenue

In the following table, rental revenue is disaggregated by the nature of the underlying service provided and for the periods indicated.  The table also includes a reconciliation of the disaggregated rental revenue to our reportable segments.

	For the Three Months Ended June 30, 2019
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Direct rental revenue	$68,026	$13,292	$81,318	$21,273	$102,591
Delivery, pickup and similar revenue	20,361	4,372	24,733	9,480	34,213
Ancillary rental revenue	3,069	1,265	4,334	768	5,102
Total rental revenues	$91,456	$18,929	$110,385	$31,521	$141,906

	For the Three Months Ended June 30, 2018
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Direct rental revenue	$64,053	$14,350	$78,403	$19,358	$97,761
Delivery, pickup and similar revenue	18,475	4,831	23,306	7,298	30,604
Ancillary rental revenue	2,860	1,221	4,081	441	4,522
Total rental revenues	$85,388	$20,402	$105,790	$27,097	$132,887

	For the Six Months Ended June 30, 2019
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Direct rental revenue	$136,501	$26,572	$163,073	$41,382	$204,455
Delivery, pickup and similar revenue	42,150	9,048	51,198	18,074	69,272
Ancillary rental revenue	6,321	2,518	8,839	1,512	10,351
Total rental revenues	$184,972	$38,138	$223,110	$60,968	$284,078

	For the Six Months Ended June 30, 2018
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Direct rental revenue	$127,956	$28,616	$156,572	$37,840	$194,412
Delivery, pickup and similar revenue	38,222	9,704	47,926	13,641	61,567
Ancillary rental revenue	5,808	2,348	8,156	1,090	9,246
Total rental revenues	$171,986	$40,668	$212,654	$52,571	$265,225

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

The following table is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Numerator:
Net income	$14,058	$15,000	$32,143	$29,855
Denominator:
Weighted average shares outstanding - basic	44,496	44,287	44,472	44,251
Dilutive effect of share-based awards	254	804	342	716
Weighted average shares outstanding - diluted	44,750	45,091	44,814	44,967
Earnings per share:
Basic	$0.32	$0.34	$0.72	$0.67
Diluted	0.31	0.33	0.72	0.66

The following table represents the effect of stock options and restricted share awards that were issued or outstanding but excluded in calculating diluted EPS because their effect would have been anti-dilutive for the period indicated, or the underlying performance criteria had not yet been met:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Stock options	1,540	707	1,523	736
Restricted share awards	111	31	1	19
Total	1,651	738	1,524	755

(6) Inventories

Inventories at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
Raw materials and supplies	$7,020	$8,078
Finished units	3,365	3,647
Inventories	$10,385	$11,725

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

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

We periodically review depreciable lives and residual values against various factors, including the results of our lenders’ independent appraisal of our rental fleet, practices of our competitors in comparable industries and profit margins achieved on sales of depreciated units.  Appraisals on our rental fleet are required by our lenders on a regular basis. The appraisal typically reports no difference in the value of the unit due to the age or length of time it has been in our fleet. Based in part upon our lender’s third-party appraiser who evaluated our fleet as of September 30, 2018, management estimates that the net orderly liquidation appraisal value as of June 30, 2019 was approximately $1.1 billion.  Our net book value for this fleet as of June 30, 2019 was $1.0 billion.

Depreciation expense related to our rental fleet for the six months ended June 30, 2019 and 2018 was $15.9 million and $16.2 million, respectively. At June 30, 2019, all rental fleet units were pledged as collateral under our Second Amended and Restated ABL Credit Agreement dated as of March 22, 2019 (the “New Credit Agreement”) with Deutsche Bank AG New York Branch (“Deutsche Bank”), as administrative agent, and the other lenders party thereto.

Rental fleet consisted of the following at June 30, 2019 and December 31, 2018:

	Residual Value as Percentage of Original Cost (1)	Estimated Useful Life in Years	June 30, 2019	December 31, 2018
			(In thousands)
Storage Solutions:
Steel storage containers	55%	30	$614,076	$601,127
Steel ground level offices	55	30	353,706	341,385
Other			6,480	7,249
Total			974,262	949,761
Accumulated depreciation			(158,142)	(151,666)
Total Storage Solutions fleet, net			$816,120	$798,095
Tank & Pump Solutions:
Steel tanks		25	$80,884	$72,770
Roll-off boxes		15 - 20	35,458	34,205
Stainless steel tank trailers		25	28,591	28,764
Vacuum boxes		20	16,892	17,005
Dewatering boxes		20	9,205	8,429
Pumps and filtration equipment		7	13,963	13,984
Other			9,510	8,475
Total			194,503	183,632
Accumulated depreciation			(58,927)	(52,637)
Total Tank & Pump Solutions fleet, net			$135,576	$130,995
Total rental fleet, net			$951,696	$929,090

(1)	Tank & Pump Solutions fleet has been assigned zero residual value.

(8) Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the assets’ estimated useful lives. Our depreciation expense related to property, plant and equipment for the six months ended June 30, 2019 and 2018 was $16.3 million and $14.5 million, respectively. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the disposal of property, plant and equipment and is included in rental, selling and general expenses in the Condensed Consolidated Statements of Income.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Property, plant and equipment at June 30, 2019 and December 31, 2018 consisted of the following:

	Residual Value as Percentage of Original Cost	Estimated Useful Life in Years	June 30, 2019	December 31, 2018
			(In thousands)
Land			$1,637	$1,638
Vehicles and machinery	0 - 55%	5 - 30	161,282	156,195
Buildings and improvements (1)	0 - 25	3 - 30	30,901	27,614
Computer equipment and software	0	3 - 10	73,013	70,903
Furniture and office equipment	0	3 - 10	6,973	6,680
Property, plant and equipment			273,806	263,030
Accumulated depreciation			(123,781)	(108,776)
Property, plant and equipment, net			$150,025	$154,254

(1)	Improvements made to leased properties are depreciated over the lesser of the estimated remaining life or the remaining term of the respective lease.

(9) Goodwill and Intangibles

For acquired businesses, we record assets acquired and liabilities assumed at their estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired is recorded as goodwill. Of the $705.3 million total goodwill at June 30, 2019, $468.6 million related to the North America Storage Solutions segment, $55.5 million related to the U.K. Storage Solutions segment and $181.2 million related to the Tank & Pump Solutions segment.

The following table shows the activity and balances related to goodwill from January 1, 2019 to June 30, 2019 (in thousands):

Balance at January 1, 2019	$705,217
Foreign currency	43
Balance at June 30, 2019	$705,260

Intangible assets are amortized over the estimated useful life of the asset utilizing a method which reflects the estimated pattern in which the economic benefits will be consumed.  Customer relationships are amortized based on the estimated attrition rates of the underlying customer base. Other intangibles are amortized using the straight-line method.

The following table reflects balances related to intangible assets for the periods presented:

		June 30, 2019			December 31, 2018
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Customer relationships	15 - 20	$92,483	$(41,790)	$50,693	$92,751	$(39,472)	$53,279
Trade names/trademarks	5 - 7	5,891	(4,448)	1,443	5,913	(4,014)	1,899
Non-compete agreements	5	1,887	(1,729)	158	1,886	(1,549)	337
Other	20	60	(33)	27	59	(32)	27
Total		$100,321	$(48,000)	$52,321	$100,609	$(45,067)	$55,542

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Amortization expense for amortizable intangibles was approximately $3.2 million for both six-month periods ended June 30, 2019 and 2018.  Based on the carrying value at June 30, 2019, future amortization of intangible assets is expected to be as follows for the years ended December 31 (in thousands):

2019 (remaining)	$3,174
2020	5,237
2021	5,002
2022	4,702
2023	4,141
Thereafter	30,065
Total	$52,321

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

Loans made under the U.S. Subfacility bear interest at a rate equal to, at Mobile Mini’s option, either (a) the London interbank offered rate (“LIBOR”) plus an applicable margin (“LIBOR Loans”) or (b) the prime rate plus an applicable margin (“Base Rate Loans”).  With some exceptions, Mobile Mini may freely convert LIBOR Loans to Base Rate Loans and vice versa.  Loans made under the U.K. Subfacility denominated in British Pounds bear interest at a rate equal to the LIBOR plus an applicable margin and loans denominated in Euros bear interest at a rate equal to the Euro interbank offered rate (“EURIBOR”) plus an applicable margin.  Loans made under the Canadian Subfacility bear interest at a rate equal to, at Mobile Mini’s option, either (i) the Canadian prime rate plus an applicable margin (“Canadian Prime Rate Loans”) or (ii) the Canadian Dollar bankers’ acceptance rate (“B/A Rate”) plus an applicable margin (“Canadian LIBOR Loans”).  With some exceptions, Mobile Mini may freely convert Canadian Prime Rate Loans to Canadian LIBOR Loans and vice versa.  The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.25% to 1.75% for LIBOR Loans and 0.25% to 0.75% for Base Rate Loans at each measurement date. As of June 30, 2019, the applicable margins are 1.50% for LIBOR Loans and 0.50% for Base Rate Loans.  The applicable margins will be readjusted quarterly based upon Mobile Mini’s daily average total borrowing availability.  Mobile Mini is also required to pay an unused line fee in respect of the unutilized commitments under the New Credit Agreement at a fee rate of 0.225% per annum, as well as customary letter of credit fees.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Ongoing extensions of credit under the New Credit Agreement are subject to customary conditions, including sufficient availability under the respective borrowing base.  The New Credit Agreement also contains covenants that require Mobile Mini to, among other things, periodically furnish financial and other information to the various lenders.  The New Credit Agreement contains customary negative covenants applicable to Mobile Mini and its subsidiaries, including negative covenants that restrict the ability of such entities to, among other things, (i) allow certain liens to attach to Mobile Mini or subsidiary assets, (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, or prepay certain indebtedness, (iii) incur additional indebtedness or engage in certain other types of financing transactions, and (iv) make acquisitions or other investments.  In addition, Mobile Mini must comply with a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of each quarter, upon specified excess availability under the New Credit Agreement falling below the greater of (y) $90 million and (z) 10% of the lesser of the then total revolving loan commitment and aggregate borrowing base.  As of June 30, 2019, we were in compliance with the minimum borrowing availability threshold set forth in the Credit Agreement and therefore, are not subject to any financial maintenance covenants.

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

Obligations Under Finance Leases

At June 30, 2019 and December 31, 2018, obligations under finance leases for certain real property and transportation related equipment were $64.5 million and $63.4 million, respectively.  See additional information in Note 11.

Future Debt Obligations

The scheduled maturity for debt obligations for balances outstanding at June 30, 2019 are as follows:

	Lines of Credit	Senior Notes	Finance Lease Obligations	Total
	(In thousands)
2019 (remaining)	$—	$—	$5,694	$5,694
2020	—	—	12,226	12,226
2021	—	—	12,119	12,119
2022	—	—	11,053	11,053
2023	—	—	9,604	9,604
Thereafter	580,100	250,000	13,840	843,940
Total	$580,100	$250,000	$64,536	$894,636

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

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Maturity of Lease Liabilities

The scheduled maturity for lease liabilities for balances outstanding at June 30, 2019 were as follows:

	Operating Leases	Finance Leases	Total
	(In thousands)
2019 (remaining)	$10,739	$6,539	$17,278
2020	19,042	13,688	32,730
2021	16,699	13,252	29,951
2022	14,742	11,878	26,620
2023	12,679	10,149	22,828
Thereafter	40,377	14,391	54,768
Total commitments	114,278	69,897	184,175
Less: interest	(15,591)	(5,361)	(20,952)
Present value of lease liabilities	$98,687	$64,536	$163,223

The scheduled maturity for lease liabilities at December 31, 2018 were as follows:

	Operating Leases	Finance Leases
	(In thousands)
2019	$18,827	$12,055
2020	15,510	12,869
2021	13,324	12,434
2022	12,205	11,060
2023	10,402	9,331
Thereafter	33,440	11,029
Total	$103,708	68,778
Amount representing interest		(5,419)
Present value of minimum lease payments		$63,359

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

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Our lease activity during the three and six months ended June 30, 2019 was as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Expense:
Finance lease expense:
Amortization of finance lease assets	$3,300	$6,723
Interest on obligations under finance leases	391	822
Total finance lease expense	$3,691	$7,545
Operating lease expense:
Short-term lease expense	$302	$627
Fixed lease expense	5,519	10,913
Variable lease expense	782	1,550
Sublease income	(27)	(52)
Total operating lease expense	$6,576	$13,038

Cash paid and new or modified lease information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$403	$819
Operating cash flows from operating leases, fixed payments	5,475	10,806
Financing cash flows from finance leases	2,555	5,141
Net assets obtained in exchange for new or modified finance lease liabilities	4,710	6,319
Net operating lease assets obtained in exchange for new or modified operating lease liabilities	12,128	17,272

Lease Term and Discount Rates

Weighted-average remaining lease terms and discount rates as of June 30, 2019 were as follows:

Lease terms and discount rates:
Weighted-average remaining lease term - finance leases (in years)	4.5
Weighted-average remaining lease term - operating leases (in years)	7.4
Weighted average discount rate - finance leases	2.7%
Weighted average discount rate - operating leases	3.5%

(12) Income Taxes

We are subject to taxation in the U.S. federal jurisdiction, as well as various U.S. state and foreign jurisdictions. We have identified our U.S. federal tax return as our “major” tax jurisdiction. As of June 30, 2019, we are no longer subject to examination by U.S. federal tax authorities for years prior to 2015, to examination for any U.S. state taxing authority prior to 2013, or to examination for any foreign jurisdictions prior to 2014. All subsequent periods remain open to examination.

Our effective income tax rate increased to 28.8% for the six months ended June 30, 2019, compared to 22.0% for the prior-year period. The increase in the effective tax rate was primarily due to non-deductible stock compensation of $3.6 million recorded in the current quarter as compared to a benefit recorded in the prior-year period for state tax rate changes.  See additional information regarding the non-deductible stock compensation in Note 13.

Uncertain tax positions are recognized and measured using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. As of June 30, 2019, the Company did not have any unrecognized tax benefits.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Our policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties and associated interest costs, if any, are recorded in rental, selling and general expenses in our Condensed Consolidated Statements of Income.

(13) Share-Based Compensation

We have historically awarded stock options and restricted stock awards for employees and non-employee directors as a means of attracting and retaining quality personnel and to align employee performance with stockholder value.  Share-based compensation plans are approved by our stockholders and administered by the stock compensation committee of the Company’s Board of Directors (the “Board”). The current plan allows for a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock, performance units and other stock-based awards. Participants may be granted any one of the equity awards or any combination. We do not award stock options with an exercise price below the market price of the underlying securities on the date of grant.  As of June 30, 2019, 1.2 million shares are available for future grants, assuming performance-based awards vest at their target amount.  Generally, stock options have contractual terms of ten years.

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

The following table summarizes the Company’s share-based compensation for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Share-based compensation expense included in:
Rental, selling and general expenses	$6,933	$3,044	$10,337	$5,273
Restructuring expenses	—	363	—	363
Total share-based compensation	$6,933	$3,407	$10,337	$5,636

During the three months ended June 30, 2019, Mobile Mini amended the terms of certain share-based compensation agreements with our Chief Executive Officer who is retiring as an employee of the Company and assuming the position of Chairman of the Board for Mobile Mini as of October 1, 2019.  The amended agreements provide that his service period under such agreements will extend to include his status as a Director.  In connection with these modifications, we recorded additional share-based compensation during the quarter of $3.6 million.

As of June 30, 2019, total unrecognized compensation cost related to stock option awards, assuming achievement at target, was approximately $0.2 million and the related weighted-average period over which it is expected to be recognized is approximately 0.7 years. As of June 30, 2019, the unrecognized compensation cost related to restricted stock awards assuming achievement at target was approximately $11.2 million, which is expected to be recognized over a weighted-average period of approximately 1.8 years.

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

The following table summarizes stock option activity for the six months ended June 30, 2019:

	Number of Options
	Performance- Based Options	Service-Based Options	Total Options	Weighted Average Exercise Price
	(In thousands)
Options outstanding, beginning of period	533	2,421	2,954	$32.71
Additional options awarded based upon achievement of specified performance criteria	227	—	227	29.54
Canceled/Expired	(8)	(30)	(38)	42.16
Exercised	(28)	(43)	(71)	25.52
Options outstanding, end of period	724	2,348	3,072	32.53
Unvested target options that vest based upon 2019 performance conditions	112

Due to actual performance exceeding targets, shares granted in 2016 and 2017 that contingently vested based upon 2018 performance criteria vested above target at 200% resulting in additional awards.

A summary of stock options outstanding as of June 30, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding	3,072	$32.53	4.71	$3,365
Exercisable	2,959	32.53	4.59	3,356

The aggregate intrinsic value of options exercised during the six months ended June 30, 2019 was approximately $0.7 million.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Restricted Stock Awards. The fair value of restricted stock awards is estimated as the closing price of our common stock on the date of grant. A summary of restricted stock award activity is as follows:

	Number of Shares
	Performance- Based Awards	Service-Based Awards	Total Awards	Weighted Average Grant Date Fair Value
	(In thousands)
Restricted stock awards at beginning of period	94	233	327	$35.06
Awarded	112	148	260	36.43
Additional shares awarded based upon achievement of specified performance criteria	31	—	31	36.41
Released	(62)	(107)	(169)	35.34
Forfeited	(3)	(4)	(7)	35.69
Restricted stock awards at end of period	172	270	442	35.95
Unvested target stock awards that vest based upon 2019 performance conditions	68
Unvested target stock awards that vest based upon 2020 performance conditions	68
Unvested target stock awards that vest based upon 2021 performance conditions	36

Due to actual performance exceeding targets, shares granted in 2018 that contingently vested based upon 2018 performance criteria vested above target at 200% resulting in additional share awards.

The restricted stock awards that vested during the six months ended June 30, 2019 had an aggregate grant date fair value of $6.0 million and an aggregate vesting date fair value of $6.1 million.

(14) Restructuring

We have undergone restructuring actions to align our business operations.  There were no restructuring expenses in 2019.  Of the $1.3 million of restructuring expenses recognized in the six months ended June 30, 2018, $0.9 million related to the restructuring of our corporate service center, including the severance of an executive.  The remainder primarily related to projects initiated in years prior to 2018 that were not accruable during such periods.

The following table details accrued restructuring obligations (included in accrued liabilities in the Condensed Consolidated Balance Sheets) and related activity for the fiscal year ended December 31, 2018 and the six-month period ended June 30, 2019:

	Severance and Benefits	Lease Abandonment Costs	Other Costs	Total
	(In thousands)
Accrued obligations as of January 1, 2018	$539	$182	$36	$757
Restructuring expense	1,338	482	186	2,006
Settlement of obligations	(1,473)	(578)	(209)	(2,260)
Accrued obligations as of December 31, 2018	404	86	13	503
Settlement of obligations	(271)	(86)	(13)	(370)
Accrued obligations as of June 30, 2019	$133	$—	$—	$133

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The following amounts were included in restructuring expenses for June 30, 2018 (in thousands):

	Three Months	Six Months
	(In thousands)
Severance and benefits	$948	$948
Lease abandonment costs	57	125
Other costs	190	233
Restructuring expenses	$1,195	$1,306

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

(16) Stockholders’ Equity

Dividends

The Board authorized and declared cash dividends to all of our common stockholders as follows:

Declaration Date	Payment Date	Record Date (close of business)	Dividend Amount Per Share of Common Stock
January 30, 2019	March 13, 2019	February 27, 2019	$0.275
April 18, 2019	May 29, 2019	May 15, 2019	$0.275

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

During the six months ended June 30, 2019, we purchased approximately 321,000 shares of our common stock under the authorized share repurchase program at an average price of $31.18 and a cumulative total of approximately $10.0 million.  Approximately $60.8 million is available for repurchase as of June 30, 2019.  We withheld approximately 29,000 shares of stock from employees, for an approximate value of $1.1 million, upon vesting of share awards to satisfy tax withholding obligations during the six months ended June 30, 2019.

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

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

We operate in the U.S., the U.K. and Canada.  All of our locations operate in their local currency. Although we are exposed to foreign exchange rate fluctuation in foreign markets where we rent and sell our products, we do not believe such exposure will have a significant impact on our results of operations. Revenues recognized by our U.S. locations were $128.4 million and $118.5 million for the three months ended June 30, 2019 and 2018, respectively, and were $256.4 million and $236.2 million for the six months ended June 30, 2019 and 2018, respectively.

The following tables set forth certain information regarding each of the Company’s segments for the three-month periods indicated:

	For the Three Months Ended June 30, 2019
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Revenues:
Rental	$91,456	$18,929	$110,385	$31,521	$141,906
Sales	4,781	1,990	6,771	1,364	8,135
Other	62	1	63	77	140
Total revenues	96,299	20,920	117,219	32,962	150,181
Costs and expenses:
Rental, selling and general expenses	61,937	13,120	75,057	20,678	95,735
Cost of sales	2,778	1,492	4,270	774	5,044
Depreciation and amortization	9,122	1,816	10,938	7,197	18,135
Total costs and expenses	73,837	16,428	90,265	28,649	118,914
Income from operations	$22,462	$4,492	$26,954	$4,313	$31,267
Interest expense, net of interest income	$7,782	$127	$7,909	$2,683	$10,592
Income tax provision	5,128	828	5,956	494	6,450
Capital expenditures for additions to rental fleet, excluding acquisitions	16,166	1,190	17,356	6,025	23,381

	For the Three Months Ended June 30, 2018
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Revenues:
Rental	$85,388	$20,402	$105,790	$27,097	$132,887
Sales	5,232	2,118	7,350	1,531	8,881
Other	109	81	190	41	231
Total revenues	90,729	22,601	113,330	28,669	141,999
Costs and expenses:
Rental, selling and general expenses	56,502	13,801	70,303	18,968	89,271
Cost of sales	3,199	1,701	4,900	864	5,764
Restructuring expenses	1,195	—	1,195	—	1,195
Depreciation and amortization	8,775	2,133	10,908	6,284	17,192
Total costs and expenses	69,671	17,635	87,306	26,116	113,422
Income from operations	$21,058	$4,966	$26,024	$2,553	$28,577
Interest expense, net of interest income	$7,168	$225	$7,393	$2,700	$10,093
Income tax provision (benefit)	3,226	905	4,131	(668)	3,463
Capital expenditures for additions to rental fleet, excluding acquisitions	12,831	988	13,819	9,268	23,087

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The following tables set forth certain information regarding each of the Company’s segments for the six-month periods indicated:

	For the Six Months Ended June 30, 2019
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Revenues:
Rental	$184,972	$38,138	$223,110	$60,968	$284,078
Sales	8,807	3,741	12,548	2,810	15,358
Other	287	1	288	118	406
Total revenues	194,066	41,880	235,946	63,896	299,842
Costs and expenses:
Rental, selling and general expenses	120,893	26,790	147,683	40,286	187,969
Cost of sales	5,191	2,895	8,086	1,560	9,646
Depreciation and amortization	18,111	3,550	21,661	13,809	35,470
Total costs and expenses	144,195	33,235	177,430	55,655	233,085
Income from operations	$49,871	$8,645	$58,516	$8,241	$66,757
Interest expense, net of interest income	$15,712	$262	$15,974	$5,378	$21,352
Income tax provision	10,523	1,592	12,115	858	12,973
Capital expenditures for additions to rental fleet, excluding acquisitions	28,007	2,111	30,118	16,279	46,397

	For the Six Months Ended June 30, 2018
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Revenues:
Rental	$171,986	$40,668	$212,654	$52,571	$265,225
Sales	10,108	3,981	14,089	2,895	16,984
Other	238	121	359	85	444
Total revenues	182,332	44,770	227,102	55,551	282,653
Costs and expenses:
Rental, selling and general expenses	113,520	27,607	141,127	37,142	178,269
Cost of sales	6,223	3,246	9,469	1,686	11,155
Restructuring expenses	1,306	—	1,306	—	1,306
Depreciation and amortization	17,457	4,183	21,640	12,375	34,015
Total costs and expenses	138,506	35,036	173,542	51,203	224,745
Income from operations	$43,826	$9,734	$53,560	$4,348	$57,908
Interest expense, net of interest income	$13,854	$431	$14,285	$5,401	$19,686
Income tax provision (benefit)	7,823	1,723	9,546	(1,134)	8,412
Capital expenditures for additions to rental fleet, excluding acquisitions	21,110	4,562	25,672	12,804	38,476

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Assets related to the Company’s reportable segments include the following:

	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
As of June 30, 2019:
Goodwill	$468,586	$55,458	$524,044	$181,216	$705,260
Intangibles, net	689	292	981	51,340	52,321
Rental fleet, net	675,890	140,230	816,120	135,576	951,696
As of December 31, 2018:
Goodwill	$468,400	$55,601	$524,001	$181,216	$705,217
Intangibles, net	859	341	1,200	54,342	55,542
Rental fleet, net	657,459	140,636	798,095	130,995	929,090

Included in the table above are assets in the U.S. of $1.5 billion as of both June 30, 2019 and December 31, 2018.

(18) Subsequent Events

Declaration of Quarterly Dividend

On July 24, 2019, the Company’s Board authorized and declared a quarterly dividend to all of our common stockholders of $0.275 per share of common stock, payable on August 28, 2019, to all stockholders of record as of the close of business on August 14, 2019.

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

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of June 30, 2019

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,146	$3,541	$—	$4,687
Receivables, net	92,359	14,335	—	106,694
Inventories	8,234	2,151	—	10,385
Rental fleet, net	804,119	147,577	—	951,696
Property, plant and equipment, net	126,399	23,626	—	150,025
Operating lease assets	73,250	23,633	—	96,883
Other assets	12,823	2,124	—	14,947
Intangibles, net	52,018	303	—	52,321
Goodwill	645,126	60,134	—	705,260
Intercompany receivables	146,155	32,122	(178,277)	—
Total assets	$1,961,629	$309,546	$(178,277)	$2,092,898

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$25,022	$7,168	$—	$32,190
Accrued liabilities	63,244	8,377	—	71,621
Operating lease liabilities	75,824	22,863	—	98,687
Lines of credit	580,100	—	—	580,100
Obligations under finance leases	64,445	91	—	64,536
Senior notes, net	246,808	—	—	246,808
Deferred income taxes	161,652	18,656	—	180,308
Intercompany payables	29,719	559	(30,278)	—
Total liabilities	1,246,814	57,714	(30,278)	1,274,250
Commitments and contingencies
Stockholders' equity:
Common stock	503	—	—	503
Additional paid-in capital	631,988	147,999	(147,999)	631,988
Retained earnings	241,248	176,825	—	418,073
Accumulated other comprehensive loss	—	(72,992)	—	(72,992)
Treasury stock, at cost	(158,924)	—	—	(158,924)
Total stockholders' equity	714,815	251,832	(147,999)	818,648
Total liabilities and stockholders' equity	$1,961,629	$309,546	$(178,277)	$2,092,898

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

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Three months ended June 30, 2019

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$122,181	$19,725	$—	$141,906
Sales	6,058	2,077	—	8,135
Other	139	1	—	140
Total revenues	128,378	21,803	—	150,181
Costs and expenses:
Rental, selling and general expenses	81,938	13,797	—	95,735
Cost of sales	3,499	1,545	—	5,044
Depreciation and amortization	16,238	1,897	—	18,135
Total costs and expenses	101,675	17,239	—	118,914
Income from operations	26,703	4,564	—	31,267
Other income (expense):
Interest expense	(10,465)	(127)	—	(10,592)
Foreign currency exchange	(150)	(17)	—	(167)
Income before income tax provision	16,088	4,420	—	20,508
Income tax provision	5,606	844	—	6,450
Net income	$10,482	$3,576	$—	$14,058

MOBILE MINI, INC

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three months ended June 30, 2019

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$10,482	$3,576	$—	$14,058
Foreign currency translation adjustment	—	(5,236)	—	(5,236)
Comprehensive income (loss)	$10,482	$(1,660)	$—	$8,822

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

MOBILE MINI, INC

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three months ended June 30, 2018

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$11,111	$3,889	$—	$15,000
Foreign currency translation adjustment	—	(12,983)	—	(12,983)
Comprehensive income (loss)	$11,111	$(9,094)	$—	$2,017

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Six months ended June 30, 2019

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$244,450	$39,628	$—	$284,078
Sales	11,515	3,843	—	15,358
Other	405	1	—	406
Total revenues	256,370	43,472	—	299,842
Costs and expenses:
Rental, selling and general expenses	159,900	28,069	—	187,969
Cost of sales	6,687	2,959	—	9,646
Depreciation and amortization	31,756	3,714	—	35,470
Total costs and expenses	198,343	34,742	—	233,085
Income from operations	58,027	8,730	—	66,757
Other income (expense):
Interest expense	(21,091)	(261)	—	(21,352)
Deferred financing costs write-off	(123)	—	—	(123)
Foreign currency exchange	(150)	(16)	—	(166)
Income before income tax provision	36,663	8,453	—	45,116
Income tax provision	11,357	1,616	—	12,973
Net income	$25,306	$6,837	$—	$32,143

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Six months ended June 30, 2019

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$25,306	$6,837	$—	$32,143
Foreign currency translation adjustment	—	(131)	—	(131)
Comprehensive income	$25,306	$6,706	$—	$32,012

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

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six months ended June 30, 2019

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$25,306	$6,837	$—	$32,143
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred financing costs write-off	123	—	—	123
Provision for doubtful accounts	2,044	259	—	2,303
Amortization of deferred financing costs	940	—	—	940
Amortization of long-term liabilities	13	—	—	13
Share-based compensation expense	10,059	278	—	10,337
Depreciation and amortization	31,756	3,714	—	35,470
Gain on sale of rental fleet units	(2,623)	(418)	—	(3,041)
Loss on disposal of property, plant and equipment	85	17	—	102
Deferred income taxes	9,788	298	—	10,086
Foreign currency exchange	150	16	—	166
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	20,299	937	—	21,236
Inventories	1,576	(232)	—	1,344
Other assets	197	(1,003)	—	(806)
Accounts payable	1,368	1,665	—	3,033
Accrued liabilities	(12,720)	(177)	—	(12,897)
Intercompany	5,388	(5,388)	—	—
Net cash provided by operating activities	93,749	6,803	—	100,552
Cash flows from investing activities:
Additions to rental fleet, excluding acquisitions	(44,173)	(2,224)	—	(46,397)
Proceeds from sale of rental fleet	5,691	1,363	—	7,054
Additions to property, plant and equipment, excluding acquisitions	(4,076)	(2,359)	—	(6,435)
Proceeds from sale of property, plant and equipment	89	44	—	133
Net cash used in investing activities	(42,469)	(3,176)	—	(45,645)
Cash flows from financing activities:
Net repayments under lines of credit	(9,210)	(4,185)	—	(13,395)
Deferred financing costs	(3,332)	—	—	(3,332)
Principal payments on finance lease obligations	(5,127)	(14)	—	(5,141)
Issuance of common stock	1,804	—	—	1,804
Dividend payments	(24,689)	—	—	(24,689)
Purchase of treasury stock	(11,063)	—	—	(11,063)
Intercompany	—	—	—	—
Net cash used in financing activities	(51,617)	(4,199)	—	(55,816)
Effect of exchange rate changes on cash	—	(9)	—	(9)
Net decrease in cash	(337)	(581)	—	(918)
Cash and cash equivalents at beginning of period	1,483	4,122	—	5,605
Cash and cash equivalents at end of period	$1,146	$3,541	$—	$4,687

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six months ended June 30, 2018

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$31,211	$7,627	$(8,983)	$29,855
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,953	13	—	1,966
Amortization of deferred financing costs	1,030	—	—	1,030
Amortization of long-term liabilities	72	—	—	72
Share-based compensation expense	5,536	100	—	5,636
Depreciation and amortization	29,661	4,354	—	34,015
Gain on sale of rental fleet units	(2,605)	(655)	—	(3,260)
Loss on disposal of property, plant and equipment	457	20	—	477
Deferred income taxes	6,712	541	—	7,253
Foreign currency exchange	(47)	2	—	(45)
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(5,342)	2,361	—	(2,981)
Inventories	(779)	(16)	—	(795)
Other assets	1,097	(701)	—	396
Accounts payable	3,821	(936)	—	2,885
Accrued liabilities	(8,608)	2,056	—	(6,552)
Intercompany	26,824	(26,824)	—	—
Net cash provided by (used in) operating activities	90,993	(12,058)	(8,983)	69,952
Cash flows from investing activities:
Additions to rental fleet, excluding acquisitions	(33,672)	(4,804)	—	(38,476)
Proceeds from sale of rental fleet	6,015	1,662	—	7,677
Additions to property, plant and equipment, excluding acquisitions	(5,799)	(3,282)	—	(9,081)
Proceeds from sale of property, plant and equipment	449	18	—	467
Net cash used in investing activities	(33,007)	(6,406)	—	(39,413)
Cash flows from financing activities:
Net repayments under lines of credit	(33,805)	17,175	—	(16,630)
Principal payments on finance lease obligations	(4,086)	(17)	—	(4,103)
Issuance of common stock	2,494	—	—	2,494
Dividend payments	(22,120)	—	—	(22,120)
Purchase of treasury stock	(540)	—	—	(540)
Intercompany	—	(8,983)	8,983	—
Net cash (used in) provided by financing activities	(58,057)	8,175	8,983	(40,899)
Effect of exchange rate changes on cash	—	941	—	941
Net decrease in cash	(71)	(9,348)	—	(9,419)
Cash and cash equivalents at beginning of period	803	12,648	—	13,451
Cash and cash equivalents at end of period	$732	$3,300	$—	$4,032

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

Overview

Executive Summary

We believe we are the world’s leading provider of portable storage solutions, maintaining a strong leadership position in virtually all markets served. Our mission is to be the leader in portable storage solutions to customers throughout North America and the U.K. and tank and pump solutions in the U.S.  We are committed to providing our customers with superior service and access to a high-quality and diverse fleet.  In managing our business, we focus on renting rather than selling our units, with rental revenues representing approximately 95% of our total revenues for the six months ended June 30, 2019.  We believe this strategy is highly attractive and provides predictable, recurring revenue. Additionally, our assets have long useful lives and relatively low maintenance costs. We also sell new and used units and provide delivery, and other ancillary products and value-added services.

We operate our portable storage business in North America as “Mobile Mini Storage Solutions” and our tank and pump business as “Mobile Mini Tank + Pump Solutions”.  As of June 30, 2019, our network of locations included 118 Storage Solutions locations, 20 Tank & Pump Solutions locations and 17 combined locations.  Our Storage Solutions fleet consisted of approximately 198,000 units and our Tank & Pump Solutions fleet consisted of approximately 12,700 units.

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

Business Environment and Outlook.  Approximately 66% of our consolidated rental revenue during the twelve-month period ended June 30, 2019 was derived from our North American Storage Solutions business, 13% was derived from our U.K. Storage Solutions business and 21% was derived from the Tank & Pump Solutions business.  Our business is subject to the general health of the economy and we utilize a variety of general economic indicators to assess market trends and determine the direction of our business. On June 23, 2016, the U.K. voted to leave the European Union (the “E.U.”) in a referendum vote that initially had unknown social, geopolitical and economic impacts (“Brexit”). Impact assessments have now been published that draw distinctions between a highly disruptive “no-deal” scenario, and a smoother version where an agreement is reached. In November 2018, the U.K. and the E.U. agreed upon a draft Withdrawal Agreement that sets out the terms of the U.K.’s departure, including commitments on citizen rights after Brexit, a financial settlement from the U.K. and a transition period to allow time for a future trade deal to be agreed. After failing to gain the U.K. Parliament’s approval for the Withdrawal Agreement, Prime Minister Theresa May stepped down as Conservative Party leader on June 7, 2019 and a new Prime Minister is expected to be in place by the end of July 2019.  As a result of these events, the terms of the U.K.’s withdrawal remain highly uncertain. As the Brexit terms and their impact become more clear, we may adjust our U.K. strategy and operations accordingly.

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

The table below outlines the composition of our Storage Solutions rental fleet at June 30, 2019:

	Rental Fleet	Number of Units	Percentage of Gross Fleet in Dollars	Percentage of Units
	(In thousands)
Steel storage containers	$614,076	168,820	63%	85%
Steel ground level offices	353,706	28,421	36	14
Other	6,480	731	1	1
Storage Solutions rental fleet	974,262	197,972	100%	100%
Accumulated depreciation	(158,142)
Storage Solutions rental fleet, net	$816,120

The table below outlines the composition of our Tank & Pump Solutions rental fleet at June 30, 2019:

	Rental Fleet	Number of Units	Percentage of Gross Fleet in Dollars	Percentage of Units
	(In thousands)
Steel tanks	$80,884	3,261	42%	26%
Roll-off boxes	35,458	5,705	18	45
Stainless steel tank trailers	28,591	629	15	5
Vacuum boxes	16,892	1,541	9	12
Dewatering boxes	9,205	861	5	7
Pumps and filtration equipment	13,963	728	7	5
Other	9,510	n/a	4
Tank & Pump Solutions rental fleet	194,503	12,725	100%	100%
Accumulated depreciation	(58,927)
Tank & Pump Solutions rental fleet, net	$135,576

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

Reconciliation of net income, the most directly comparable GAAP measure, to EBITDA and adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except percentages)
Net income	$14,058	$15,000	$32,143	$29,855
Interest expense	10,592	10,093	21,352	19,692
Income tax provision	6,450	3,463	12,973	8,412
Depreciation and amortization	18,135	17,192	35,470	34,015
Deferred financing costs write-off	—	—	123	—
EBITDA	49,235	45,748	102,061	91,974
Share-based compensation expense (1)	3,340	3,044	6,744	5,273
Restructuring expenses (2)	—	1,195	—	1,306
Chief Executive Officer transition (3)	3,593	—	3,593	—
Acquisition-related expenses (4)	739	—	739	—
Adjusted EBITDA	$56,907	$49,987	$113,137	$98,553
EBITDA margin	32.8%	32.2%	34.0%	32.5%
Adjusted EBITDA margin	37.9	35.2	37.7	34.9

Reconciliation of net cash provided by operating activities to EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net cash provided by operating activities	$61,769	$35,021	$100,552	$69,952
Interest paid	5,919	5,829	20,195	18,177
Income and franchise taxes paid	1,742	1,287	3,762	1,407
Share-based compensation expense (1)(3)	(6,933)	(3,407)	(10,337)	(5,636)
Gain on sale of rental fleet	1,616	1,727	3,041	3,260
Loss on disposal of property, plant and equipment	(84)	(143)	(102)	(477)
Change in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(6,147)	7,462	(23,539)	1,015
Inventories	(1,268)	(272)	(1,344)	795
Other assets	(588)	2,151	806	(396)
Accounts payable and accrued liabilities	(6,791)	(3,907)	9,027	3,877
EBITDA	$49,235	$45,748	$102,061	$91,974

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

(3)

Non-cash expense related to the amendment of certain share-based compensation agreements with our Chief Executive Officer who is retiring as an employee of the Company and assuming the position of Chairman of the Board for Mobile Mini as of October 1, 2019.  For more information see Note 13 “Share-Based Compensation” to the accompanying condensed consolidated financial statements.

(4)	Incremental costs associated with potential acquisitions.

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

Reconciliation of net cash provided by operating activities to free cash flow is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Net cash provided by operating activities	$61,769	$35,021	$100,552	$69,952
Additions to rental fleet, excluding acquisitions	(23,381)	(23,087)	(46,397)	(38,476)
Proceeds from sale of rental fleet	3,716	3,833	7,054	7,677
Additions to property, plant and equipment, excluding acquisitions	(3,516)	(4,329)	(6,435)	(9,081)
Proceeds from sale of property, plant and equipment	84	288	133	467
Net capital expenditures, excluding acquisitions	(23,097)	(23,295)	(45,645)	(39,413)
Free cash flow	$38,672	$11,726	$54,907	$30,539

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

	Three Months Ended June 30, 2019
	Calculated in Constant Currency	As Reported	Difference
	(In thousands)
Rental revenues	$143,008	$141,906	$1,102
Rental, selling and general expenses	96,495	95,735	760
Adjusted EBITDA	57,283	56,907	376

	Six Months Ended June 30, 2019
	Calculated in Constant Currency	As Reported	Difference
	(In thousands)
Rental revenues	$286,487	$284,078	$2,409
Rental, selling and general expenses	189,657	187,969	1,688
Adjusted EBITDA	113,930	113,137	793

RESULTS OF OPERATIONS

Three Months Ended June 30, 2019, Compared to Three Months Ended June 30, 2018

	Three Months Ended June 30,		Percentage of Revenue Three Months Ended June 30,		Increase (Decrease)
	2019	2018	2019	2018	2019 versus 2018
	(In thousands, except percentages)
Revenues:
Rental	$141,906	$132,887	94.5%	93.6%	$9,019	6.8%
Sales	8,135	8,881	5.4	6.3	(746)	(8.4)
Other	140	231	0.1	0.2	(91)	(39.4)
Total revenues	150,181	141,999	100.0	100.0	8,182	5.8
Costs and expenses:
Rental, selling and general expenses	95,735	89,271	63.7	62.9	6,464	7.2
Cost of sales	5,044	5,764	3.4	4.1	(720)	(12.5)
Restructuring expenses	—	1,195	n/a	0.8	(1,195)	n/a
Depreciation and amortization	18,135	17,192	12.1	12.1	943	5.5
Total costs and expenses	118,914	113,422	79.2	79.9	5,492	4.8
Income from operations	31,267	28,577	20.8	20.1	2,690	9.4
Other income (expense):
Interest expense	(10,592)	(10,093)	(7.1)	(7.1)	(499)	4.9
Foreign currency exchange	(167)	(21)	(0.1)	—	(146)	n/a
Income before income tax provision	20,508	18,463	13.7	13.0	2,045
Income tax provision	6,450	3,463	4.3	2.4	2,987
Net income	$14,058	$15,000	9.4%	10.6%	$(942)

	Three Months Ended June 30,		Percentage of Revenue Three Months Ended June 30,		Increase (Decrease)
	2019	2018	2019	2018	2019 versus 2018
	(In thousands, except percentages)
EBITDA	$49,235	$45,748	32.8%	32.2%	$3,487	7.6%
Adjusted EBITDA	56,907	49,987	37.9	35.2	6,920	13.8
Free Cash Flow	38,672	11,726	25.8	8.3	26,946	229.8

Total Revenues.  The following table depicts revenues by type of business for the three-month periods ended June 30:

	Storage Solutions
	Three Months Ended June 30,
	2019	2018	Increase (Decrease) 2019 versus 2018
	(In thousands, except percentages)
Revenues:
Rental	$110,385	$105,790	$4,595	4.3%
Sales	6,771	7,350	(579)	(7.9)
Other	63	190	(127)	(66.8)
Total revenues	$117,219	$113,330	$3,889	3.4

	Tank & Pump Solutions
	Three Months Ended June 30,
	2019	2018	Increase (Decrease) 2019 versus 2018
	(In thousands, except percentages)
Revenues:
Rental	$31,521	$27,097	$4,424	16.3%
Sales	1,364	1,531	(167)	(10.9)
Other	77	41	36	87.8
Total revenues	$32,962	$28,669	$4,293	15.0

Of the $150.2 million of total revenues for the three months ended June 30, 2019, $117.2 million, or 78.1%, related to the Storage Solutions business and $33.0 million, or 21.9%, related to the Tank & Pump Solutions business.  Of the $142.0 million of total revenues for the three-month period ended June 30, 2018, $113.3 million, or 79.8%, related to the Storage Solutions business and $28.7 million, or 20.2%, related to the Tank & Pump Solutions business.

Rental Revenues. Storage Solutions rental revenues increased 4.3% during the three-month period ended June 30, 2019, as compared to the prior-year period.  In constant currency, rental revenues increased 5.4%.  This increase was driven by a 3.4% increase in year-over-year rental rates, as well as favorable mix and increases in delivery and pickup revenue, offset by a slight decrease in average units on rent.

During 2018, we began to pursue partnerships with other rental companies to provide supplementary product offerings for certain of our Storage Solutions customers.  Arranging these comprehensive managed rental services for our customers increases loyalty while generating additional revenue, without additional investment in fleet.  While these revenues were not material for the second quarter of 2019 or 2018, we do expect to continue to develop these revenues.  During the second quarter of 2019 we recognized $1.7 million of rental revenue related to managed service arrangements, compared to $1.1 million in the second quarter of 2018.

Excluding revenues and units related to managed service arrangements, yield for the three months ended June 30, 2019 (calculated as rental revenues divided by average units on rent and adjusted to a 28 day period) increased 4.1%, or 5.1% in constant currency, as compared to the prior-year period.  The increase was driven by higher rates overall, and in North America favorable mix and increased delivery and pickup revenue.

Rental revenues within the Tank & Pump Solutions business increased $4.4 million, or 16.3%, for the three-month period ended June 30, 2019, as compared to the prior-year period.  This increase was driven by an approximately 12.9% increase in fleet on rent for the current quarter and increased year-over-year rental rates, partially offset by mix.  Additionally, delivery, pickup and similar revenue increased due to growth in areas such as equipment monitoring and other trucking services.  In the downstream segment, increased year-over-year rental revenue was driven by the continued growth of business conducted under several large master service agreements signed in late 2017 and early 2018, as well as increased rates.  These agreements were still in early stages in the second quarter of 2018 and are now implemented.  Continued healthy demand in our upstream segment resulted in rental revenues consistent with the prior year.  Rental revenues from our diversified customers were up compared to the prior-year quarter as a result of increased project activity.

Sales Revenues. We focus on rental revenues. In general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location.  Storage Solutions sales revenue of $6.8 million for the quarter ended June 30, 2019 decreased $0.6 million, or 7.9%, compared to the prior-year period.  Tank & Pump Solutions sales revenue of $1.4 million for the quarter ended decreased $0.2 million from the prior-year period.

Costs and expenses. The following table depicts costs and expenses by type of business for the three-month periods ended June 30:

	Storage Solutions
	Three Months Ended June 30,
	2019	2018	Increase (Decrease) 2019 versus 2018
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$75,057	$70,303	$4,754	6.8%
Cost of sales	4,270	4,900	(630)	(12.9)
Restructuring expenses	—	1,195	(1,195)	n/a
Depreciation and amortization	10,938	10,908	30	0.3
Total costs and expenses	$90,265	$87,306	$2,959	3.4

	Tank & Pump Solutions
	Three Months Ended June 30,
	2019	2018	Increase (Decrease) 2019 versus 2018
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$20,678	$18,968	$1,710	9.0%
Cost of sales	774	864	(90)	(10.4)
Depreciation and amortization	7,197	6,284	913	14.5
Total costs and expenses	$28,649	$26,116	$2,533	9.7

Rental, Selling and General Expenses.  Rental, selling and general expenses for the three months ended June 30, 2019 of $95.7 million increased $6.5 million, or 7.2%, as compared to the prior-year period.  As a percentage of total revenues, rental, selling and general expenses were 63.7% for the three months ended June 30, 2019, which was an increase from 62.9% in the prior-year period.  In the second quarter of 2019, we realized savings of approximately $1.8 million related to the 2018 fleet divestiture and new strengthened processes around fleet management.

Rental, selling and general expenses for the three months ended June 30, 2019 included $3.6 million related to the amendment of certain stock award agreements in conjunction with the transition of our Chief Executive Officer (“CEO”) to Chairman of the Board of Directors.  In addition, we recognized $0.7 million of expense related to incremental costs associated with potential acquisitions.  Excluding these expenses, rental, selling and general expenses increased $2.1 million, or 2.4% and as a percentage of total revenues decreased to 60.9%.

Excluding the CEO transition expenses and the incremental costs associated with potential acquisitions, Storage Solutions rental, selling and general expenses for the three months ended June 30, 2019 increased $0.4 million.  In constant currency rental, selling and general expense increased $1.2 million, or 1.7%, from the prior-year period. The increase was primarily due to higher payroll costs, as well as increased re-rent costs required to support the additional rental activity, including managed services, offset by decreased short-term variable incentive plan expense.

Rental, selling and general expenses for the Tank & Pump Solutions business increased $1.7 million, or 9.0%, in the current-year quarter, as compared to the prior-year quarter.  Increased payroll, transportation, maintenance and re-rent costs required to support the increased business was partially offset by decreased short-term variable compensation expense.

Cost of Sales. Cost of sales is the cost related to our sales revenue only. Within the Storage Solutions business, cost of sales was $4.3 million and $4.9 million for the three months ended June 30, 2019 and 2018, respectively.  Storage Solutions sales revenue, less cost of sales (sales profit), was $2.5 million for both three-month periods ended June 30, 2019 and 2018, respectively.  Sales profit expressed as a percentage of sales revenue (sales profit margin) was 36.9% in the quarter ended June 30, 2019 and 33.3% in the prior-year quarter.

Within the Tank & Pump Solutions business, cost of sales was $0.8 million in the quarter ended June 30, 2019 and $0.9 million for the quarter ended June 30, 2018.  Tank & Pump Solutions sales profit was $0.6 million and $0.7 million for the three-month periods ended June 30, 2019 and 2018, respectively.

Depreciation and Amortization Expense. Total depreciation and amortization expense was $18.1 million for the three months ended June 30, 2019, an increase of $0.9 million, or 5.5%, as compared to the prior-year period.

Interest Expense. Interest expense was $10.6 million for the three months ended June 30, 2019 and $10.1 million in the prior-year period. This increase is due to a higher effective interest rate on our lines of credit, partially offset by an overall decrease in debt outstanding.  Our average debt outstanding in the quarter ended June 30, 2019 was $891.7 million, compared to $922.5 million in the prior-year quarter. The weighted average interest rate on our debt was 4.6% and 4.1% for the three-month periods ended June 30, 2019 and 2018, respectively, excluding the amortization of deferred financing costs. Taking into account the amortization of deferred financing costs, the weighted average interest rate was 4.8% and 4.4% for the three-month periods ended June 30, 2019 and 2018, respectively.

Provision for Income Taxes. During the quarter ended June 30, 2019, we had a $6.5 million provision for income taxes, compared to $3.5 million in the prior-year quarter. Our effective income tax rate increased to 31.5% for the three months ended June 30, 2019, compared to 18.8% for the prior-year quarter. The increase in the effective tax rate was primarily due to the tax impact of $3.6 million of non-deductible stock compensation recorded in the current quarter as compared to a benefit recorded in the prior-year quarter for changes in state tax rates.  If not for the tax impact of the non-deductible stock compensation, the effective tax rate would have been 26.6% for the current quarter.

Net Income. As a result of the income statement activity discussed above, we had net income of $14.1 million for the three months ended June 30, 2019, compared to net income of $15.0 million for the three months ended June 30, 2018.

Adjusted EBITDA. For the three-month period ended June 30, 2019, we realized adjusted EBITDA of $56.9 million, an increase of $6.9 million.  In constant currency, adjusted EBITDA increased $7.3 million, or 14.6%, as compared to adjusted EBITDA of $50.0 million in the prior-year period. The increase was generated by strong revenue growth in both our Storage Solutions and Tank & Pump Solutions business, and was partially offset by overall increased rental, selling and general expenses. Our adjusted EBITDA margins were 37.9% and 35.2% for the quarters ended June 30, 2019 and 2018, respectively.

During the three months ended June 30, 2019, adjusted EBITDA related to the Storage Solutions business increased $4.2 million.  In constant currency, adjusted EBITDA increased $4.6 million, or 11.2%, to $45.6 million from $41.0 million in the prior-year period. Adjusted EBITDA related to the Tank & Pump Solutions business increased $2.7 million, or 30.1%, to $11.6 million during the three months ended June 30, 2019 from $8.9 million during the prior-year period.  Adjusted EBITDA margins for the quarter ended June 30, 2019 were 38.6% for the Storage Solutions business and 35.3% for the Tank & Pump Solutions business.

Six Months Ended June 30, 2019, Compared to Six Months Ended June 30, 2018

	Six Months Ended June 30,		Percentage of Revenue Six Months Ended June 30,		Increase (Decrease)
	2019	2018	2019	2018	2019 versus 2018
	(In thousands, except percentages)
Revenues:
Rental	$284,078	$265,225	94.7%	93.8%	$18,853	7.1%
Sales	15,358	16,984	5.1	6.0	(1,626)	(9.6)
Other	406	444	0.1	0.2	(38)	(8.6)
Total revenues	299,842	282,653	100.0	100.0	17,189	6.1
Costs and expenses:
Rental, selling and general expenses	187,969	178,269	62.7	63.1	9,700	5.4
Cost of sales	9,646	11,155	3.2	3.9	(1,509)	(13.5)
Restructuring expenses	—	1,306	—	0.5	(1,306)	n/a
Depreciation and amortization	35,470	34,015	11.8	12.0	1,455	4.3
Total costs and expenses	233,085	224,745	77.7	79.5	8,340	3.7
Income from operations	66,757	57,908	22.3	20.5	8,849	15.3
Other income (expense):
Interest income	—	6	—	—	(6)	n/a
Interest expense	(21,352)	(19,692)	(7.1)	(7.0)	(1,660)	8.4
Deferred financing costs write-off	(123)	—	—	—	(123)	n/a
Foreign currency exchange	(166)	45	(0.1)	—	(211)	n/a
Income before income tax provision	45,116	38,267	15.0	13.5	6,849
Income tax provision	12,973	8,412	4.3	3.0	4,561
Net income	$32,143	$29,855	10.7%	10.6%	$2,288

	Six Months Ended June 30,		Percentage of Revenue Six Months Ended June 30,		Increase (Decrease)
	2019	2018	2019	2018	2019 versus 2018
	(In thousands, except percentages)
EBITDA	$102,061	$91,974	34.0%	32.5%	$10,087	11.0%
Adjusted EBITDA	113,137	98,553	37.7	34.9	14,584	14.8
Free Cash Flow	54,907	30,539	18.3	10.8	24,368	79.8

Total Revenues.  The following table depicts revenues by type of business for the six-month periods ended June 30:

	Storage Solutions
	Six Months Ended June 30,
	2019	2018	Increase (Decrease) 2019 versus 2018
	(In thousands, except percentages)
Revenues:
Rental	$223,110	$212,654	$10,456	4.9%
Sales	12,548	14,089	(1,541)	(10.9)
Other	288	359	(71)	(19.8)
Total revenues	$235,946	$227,102	$8,844	3.9

	Tank & Pump Solutions
	Six Months Ended June 30,
	2019	2018	Increase (Decrease) 2019 versus 2018
	(In thousands, except percentages)
Revenues:
Rental	$60,968	$52,571	$8,397	16.0%
Sales	2,810	2,895	(85)	(2.9)
Other	118	85	33	38.8
Total revenues	$63,896	$55,551	$8,345	15.0

Of the $299.8 million of total revenues for the six months ended June 30, 2019, $235.9 million, or 78.7%, related to the Storage Solutions business and $63.9 million, or 21.3%, related to the Tank & Pump Solutions business.  Of the $282.7 million of total revenues for the six-month period ended June 30, 2018, $227.1 million, or 80.3%, related to the Storage Solutions business and $55.6 million, or 19.7%, related to the Tank & Pump Solutions business.

Rental Revenues. Storage Solutions rental revenues increased 4.9% during the six-month period ended June 30, 2019, as compared to the prior-year period.  In constant currency, rental revenues increased 6.0%.  This increase was driven by a 3.0% increase in year-over-year rental rates and a slight increase in units on rent, as well as favorable mix and increases in delivery and pickup revenue.

During 2018, we began to pursue partnerships with other rental companies to provide supplementary product offerings for certain of our Storage Solutions customers.  Arranging these comprehensive managed rental services for our customers increases loyalty while generating additional revenue, without additional investment in fleet.  While these revenues were not material for the first six months of 2019 or 2018, we do expect to continue to develop these revenues.  During the six months ended June 30, 2019 we recognized $4.1 million of rental revenue related to managed service arrangements, compared to $1.3 million in the first six months of 2018.

Excluding revenues and units related to managed service arrangements, yield for the six months ended June 30, 2019 increased 3.2%, or 4.4% in constant currency as compared to the prior-year period, due primarily to increased rates and increased delivery and pickup revenue.

Rental revenues within the Tank & Pump Solutions business increased $8.4 million, or 16.0%, for the six-month period ended June 30, 2019, as compared to the prior-year period.  This increase was driven by an approximately 13.9% increase in fleet on rent for the current period and increased year-over-year rental rates.  Additionally, delivery, pickup and similar revenue increased due to growth in areas such as equipment monitoring and other trucking services.  In the downstream segment, increased year-over-year rental revenue was driven by the continued growth of business conducted under several large master service agreements signed in late 2017 and early 2018, as well as increased rates.  These agreements were still in early stages in the first six months of 2018 and are now implemented.  Continued healthy demand in our upstream segment resulted in rental revenue growth compared to the same period in the prior year.  Additionally, rental revenues from our diversified customers were up compared to the prior-year period as a result of increased project activity.

Sales Revenues. We focus on rental revenues. In general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location.  Storage Solutions sales revenue of $12.5 million for the six months ended June 30, 2019 decreased $1.5 million, or 10.9%, compared to the prior-year period.  Tank & Pump Solutions sales revenue of $2.8 million for the six months ended June 30, 2019 decreased slightly from the prior-year period.

Costs and expenses. The following table depicts costs and expenses by type of business for the six-month periods ended June 30:

	Storage Solutions
	Six Months Ended June 30,
	2019	2018	Increase (Decrease) 2019 versus 2018
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$147,683	$141,127	$6,556	4.6%
Cost of sales	8,086	9,469	(1,383)	(14.6)
Restructuring expenses	—	1,306	(1,306)	n/a
Depreciation and amortization	21,661	21,640	21	0.1
Total costs and expenses	$177,430	$173,542	$3,888	2.2

	Tank & Pump Solutions
	Six Months Ended June 30,
	2019	2018	Increase (Decrease) 2019 versus 2018
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$40,286	$37,142	$3,144	8.5%
Cost of sales	1,560	1,686	(126)	(7.5)
Depreciation and amortization	13,809	12,375	1,434	11.6
Total costs and expenses	$55,655	$51,203	$4,452	8.7

Rental, Selling and General Expenses.  Rental, selling and general expenses for the six months ended June 30, 2019 of $188.0 million increased $9.7 million, or 5.4%, as compared to the prior-year period.  As a percentage of total revenues, rental, selling and general expenses were 62.7% for the six months ended June 30, 2019, which was a decrease from 63.1% in the prior-year period.  In the first six months of 2019, we realized savings of approximately $3.3 million related to the 2018 fleet divestiture and new strengthened processes around fleet management.

Rental, selling and general expenses for the six months ended June 30, 2019 included $3.6 million related to the amendment of certain stock award agreements in conjunction with the transition of our CEO to Chairman of the Board of Directors.  In addition, we recognized $0.7 million of expense related to incremental costs associated with potential acquisitions.  Excluding these expenses, rental, selling and general expenses increased $5.4 million, or 3.0% and as a percentage of total revenues decreased to 61.2%.

Excluding the CEO transition expenses and the incremental costs associated with potential acquisitions, Storage Solutions rental, selling and general expenses for the six months ended June 30, 2019 increased $2.2 million.  In constant currency rental, selling and general expense increased $3.9 million, or 2.8%, from the prior-year period. The increase was primarily due to higher payroll costs, as well as increased re-rent costs required to support the additional rental activity, including managed services.  Decreased short-term variable incentive plan expense was partially offset by increased expense related to our long-term share-based plan incentive compensation.

Rental, selling and general expenses for the Tank & Pump Solutions business increased $3.1 million, or 8.5%, in the first six months of 2019, as compared to the prior-year period.  Increased payroll, transportation and maintenance costs to support the increased business was partially offset by decreased short-term variable compensation expense.

Cost of Sales. Cost of sales is the cost related to our sales revenue only. Within the Storage Solutions business, cost of sales was $8.1 million and $9.5 million for the six months ended June 30, 2019 and 2018, respectively.  Storage Solutions sales profit was $4.5 million and $4.6 million for the six-month periods ended June 30, 2019 and 2018, respectively.  Sales profit margin was 35.6% in the six months ended June 30, 2019 and 32.8% in the prior-year period.

Within the Tank & Pump Solutions business, cost of sales was $1.6 million compared to $1.7 million in the six-month periods ended June 30, 2019 and 2018, respectively.  Tank & Pump Solutions sales profit was $1.3 million and $1.2 million for the six-month periods ended June 30, 2019 and 2018, respectively.

Depreciation and Amortization Expense. Total depreciation and amortization expense was $35.5 million for the six months ended June 30, 2019, an increase of $1.5 million, or 4.3%, as compared to the prior-year period.

Interest Expense. Interest expense was $21.4 million for the six months ended June 30, 2019 and $19.7 million in the prior-year period. This increase is due to a higher effective interest rate on our lines of credit, partially offset by an overall decrease in debt outstanding.  Our average debt outstanding in the six months ended June 30, 2019 was $894.6 million, compared to $920.5 million in the prior-year period. The weighted average interest rate on our debt was 4.6% and 4.0% for the six-month periods ended June 30, 2019 and 2018, respectively, excluding the amortization of deferred financing costs. Taking into account the amortization of deferred financing costs, the weighted average interest rate was 4.8% and 4.3% for the six-month periods ended June 30, 2019 and 2018, respectively.

Provision for Income Taxes. During the six months ended June 30, 2019, we had a $13.0 million provision for income taxes, compared to $8.4 million in the prior-year period. Our effective income tax rate increased to 28.8% for the six months ended June 30, 2019, compared to 22.0% for the prior-year period. The increase in the effective tax rate was primarily due to the tax impact of $3.6 million of non-deductible stock compensation recorded in the current six-month period compared to a benefit recorded in the prior-year period for changes in state tax rates.  If not for the tax impact of the non-deductible stock compensation, the effective tax rate would have been 26.7% for the six month period ending June 30, 2019.

Net Income. As a result of the income statement activity discussed above, we had net income of $32.1 million for the six months ended June 30, 2019, compared to net income of $29.9 million for the six months ended June 30, 2018.

Adjusted EBITDA. For the six-month period ended June 30, 2019, we realized adjusted EBITDA of $113.1 million, an increase of $14.6 million.  In constant currency, adjusted EBITDA increased $15.4 million, or 15.6%, as compared to adjusted EBITDA of $98.6 million in the prior-year period. The increase was generated by strong revenue growth in both our Storage Solutions and Tank & Pump Solutions business, and was partially offset by overall increased rental, selling and general expenses. Our adjusted EBITDA margins were 37.7% and 34.9% for the six months ended June 30, 2019 and 2018, respectively.

During the six months ended June 30, 2019, adjusted EBITDA related to the Storage Solutions business increased $9.1 million.  In constant currency, adjusted EBITDA increased $9.9 million, or 12.1%, to $91.5 million from $81.6 million in the prior-year period. Adjusted EBITDA related to the Tank & Pump Solutions business increased $5.5 million, or 32.6%, to $22.4 million during the six months ended June 30, 2019 from $16.9 million during the prior-year period.  Adjusted EBITDA margins for the six months ended June 30, 2019 were 38.4% for the Storage Solutions business and 35.1% for the Tank & Pump Solutions business.

LIQUIDITY AND CAPITAL RESOURCES

Renting is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The majority of the assets that we rent have very long useful lives and require relatively little maintenance expenditures. Most of the capital we have deployed in our rental business historically has been used to expand our operations geographically, execute opportunistic acquisitions, increase the number of units available for rent at our existing locations, and add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to cash flow from operations and the deferral of income taxes caused by accelerated depreciation of our fixed assets in our tax return filings. Our strong cash flows from operating activities for the six-month periods ended June 30, 2019 and 2018 of $100.6 million and $70.0 million, respectively, resulted in free cash flow of $54.9 million and $30.5 million, respectively.  In addition to free cash flow, our principal current source of liquidity is our revolving credit facility as described below.

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

Our and our subsidiary guarantors’ obligations under the New Credit Agreement are secured by a blanket lien on substantially all of our assets. At June 30, 2019, we had $580.1 million of borrowings outstanding and $416.8 million of additional borrowing availability under the New Credit Agreement. We were in compliance with the terms of the New Credit Agreement as of June 30, 2019 and were above the minimum borrowing availability threshold and, therefore, are not subject to any financial maintenance covenants.

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

Cash Flow Summary.

	For the Six Months Ended June 30,
	2019	2018
	(In thousands)
Net income	$32,143	$29,855
Total adjustments to reconcile net income to net cash provided by operating activities	56,499	47,144
Changes in certain assets and liabilities	11,910	(7,047)
Net cash provided by operating activities	100,552	69,952
Net cash used in investing activities	(45,645)	(39,413)
Net cash used in financing activities	(55,816)	(40,899)
Effect of exchange rate changes on cash	(9)	941
Net decrease in cash	$(918)	$(9,419)

Operating Activities. Net cash provided by operating activities was $100.6 million for the six months ended June 30, 2019, compared to $70.0 million in the prior-year period, an increase of $30.6 million.  The increase was driven by growth in our underlying business and changes in certain assets and liabilities.  Net cash provided by operating activities was increased by $11.9 million and reduced by $7.0 million related to changes in certain assets and liabilities for the six months ended June 30, 2019 and 2018, respectively.  Decreased accounts receivable resulted in a $21.2 million increase in cash provided by operating activities for the six months ended June 30, 2019.

Investing Activities. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. In addition to our expenditures for our rental fleet, capital expenditures include items such as the cost to buy or replace forklifts, trucks and trailers that we use to move and deliver our products to our customers, and for our computer information and communication systems. Net cash used in investing activities was $45.6 million in the six months ended June 30, 2019, compared to $39.4 million in the prior-year period.

Rental fleet expenditures were as follows for the periods indicated:

	Additions to Rental Fleet, Excluding Acquisitions For the Six Months Ended June 30,
	2019	2018
	(In thousands)
North America Storage Solutions	$28,007	$21,110
United Kingdom Storage Solutions	2,111	4,562
Tank & Pump Solutions	16,279	12,804
Consolidated additions to rental fleet, excluding acquisitions	46,397	38,476
Proceeds from sale of rental fleet	(7,054)	(7,677)
Rental fleet net capital expenditures	$39,343	$30,799

Rental fleet expenditures were $46.4 million in the six months ended June 30, 2019, an increase of $7.9 million compared to the prior-year period.  Expenditures for rental fleet were made to meet overall increases in Tank & Pump Solutions demand as well as for North America Storage Solutions.  Proceeds of $7.1 million from the sale of rental fleet units for the first six months of 2019 was consistent with the first six months of 2018.  In general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of rental demand at a particular location; as such, the proceeds from sale of rental units will normally fluctuate from period to period.

Gross capital expenditures for property, plant and equipment were $6.4 million for the six months ended June 30, 2019, compared to $9.1 million for the six-month period ended June 30, 2018.  The current and prior-year periods include hardware and software-related costs of approximately $2.8 million and $3.8 million, respectively, largely driven by our ongoing technology innovations.

Financing Activities. Net cash used in financing activities during the six months ended June 30, 2019 was $55.8 million, compared to $40.9 million for the prior-year period.  In the current-year period, we paid $13.4 million under our lines of credit and paid $3.3 million of deferred financing costs related to the New Credit Agreement. Also in the six months ended June 30, 2019, we paid $24.7 million of dividends and purchased $11.1 million of treasury stock, including $10.0 million purchased under our authorized repurchase program.  In the prior-year period, we repaid $16.6 million under our lines of credit and paid $22.1 million of dividends.

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

At June 30, 2019, primarily in connection with securing our insurance policies, we have provided certain insurance carriers and others with approximately $3.1 million in letters of credit. We currently do not have any material obligations under purchase agreements or commitments.

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

There have been no significant changes in our critical accounting policies, estimates and judgments during the six-month period ended June 30, 2019.

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
•

global economic and financial conditions generally, including the availability of financing, interest and inflation rates, the imposition of tariffs, quotas, trade barriers and other similar restrictions and the pending exit of the U.K. from the E.U.;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  As of June 30, 2019, we had $580.1 million of indebtedness under our New Credit Agreement, which bears interest at variable rates.  Our average interest rate applicable to our revolving credit agreements was 4.1% for the six months ended June 30, 2019.  Based upon the average amount of our variable rate debt of $584.4 million outstanding during the six months ended June 30, 2019, our annual interest expense would increase by approximately $5.8 million for each one percentage point increase in the interest rate of our lines of credit.

Impact of Foreign Currency Rate Changes. We currently have operations outside the U.S., and we bill those customers primarily in their local currency, which is subject to foreign currency rate changes. Our operations in Canada are billed in the Canadian Dollar, and our operations in the U.K. are billed in British Pounds. We are exposed to foreign exchange rate fluctuations as the financial results of our non-U.S. operations are translated into U.S. dollars. The impact of foreign currency rate changes has historically been insignificant with our Canadian operations, but we have more exposure to volatility with our U.K. operations. Based on the level of our U.K. operations during the six months ended June 30, 2019, a 10% change in the value of the British Pound as compared to the U.S. dollar would have changed net income by approximately $0.7 million for the six months ended June 30, 2019.  We do not currently hedge our currency transaction or translation exposure, nor do we have any current plans to do so.

The U.K. is currently negotiating the terms of its exit from the E.U. scheduled for October 31, 2019. As a result of Brexit, the global markets and currencies have been adversely impacted, including volatility in the value of the British Pound as compared to the U.S. dollar. Volatility in exchange rates is expected to continue in the short term as the U.K. negotiates its exit from the E.U. In November 2018, the U.K. and the E.U. agreed upon a draft Withdrawal Agreement that sets out the terms of the U.K.’s departure, including commitments on citizen rights after Brexit, a financial settlement from the U.K. and a transition period to allow time for a future trade deal to be agreed. After failing to gain the U.K. Parliament’s approval for the Withdrawal Agreement, Prime Minister Theresa May stepped down as Conservative Party leader on June 7, 2019 and a new Prime Minister is expected to be in place by the end of July 2019. As a result of these events, the terms of the U.K.’s withdrawal remain highly uncertain. In order to help minimize our exchange rate gain and loss volatility, we finance our U.K. entities through our revolving credit facility, which allows us, at our option, to borrow funds locally in British Pound denominated debt. In the longer term, any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarterly period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes the information about purchases of our common stock during the quarterly period ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
				(In thousands)
April 2019	—	$—	—	$70,825
May 2019	—	—	—	70,825
June 2019	320,756	31.18	320,756	60,825
Total	320,756		320,756

(1)	The weighted average price paid per share of common stock does not include the cost of commissions.
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

10.1

Retirement Transition Agreement and Mutual Release Agreement between Mobile Mini, Inc. and Erik Olsson, dated May 6, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2019)

10.2

Letter agreement between Mobile Mini, Inc. and Erik Olsson, dated May 6, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2019)

10.3

Fourth Amended and Restated Employment Agreement between Mobile Mini, Inc. and Kelly Williams, dated May 8, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2019)

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K

31.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE MINI, INC.

Date: July 26, 2019	/s/ Van A. Welch
Van A. Welch
Chief Financial Officer
(Principal Financial Officer)