Form 10-Q
period 2019-09-30
MOBILE MINI INC
filed 2019-11-01
CIK 911109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

At October 25, 2019, there were outstanding 44,122,188 shares of the registrant’s common stock, par value $.01.

MOBILE MINI, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets September 30, 2019 (unaudited) and December 31, 2018	3

Condensed Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2019 and September 30, 2018	4

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the Three and Nine Months Ended September 30, 2019 and September 30, 2018	4

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the Nine Months Ended September 30, 2019 and September 30, 2018	5

Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2019 and September 30, 2018	7

Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3. Quantitative and Qualitative Disclosures About Market Risk	52

Item 4. Controls and Procedures	53

PART II. OTHER INFORMATION

Item 1A. Risk Factors	54

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 6. Exhibits	55

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILE MINI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	September 30, 2019	December 31, 2018
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$7,295	$5,605
Receivables, net of allowance for doubtful accounts of $5,291 and $4,599 at September 30, 2019 and December 31, 2018, respectively	106,847	130,233
Inventories	9,835	11,725
Rental fleet, net	953,331	929,090
Property, plant and equipment, net	150,479	154,254
Operating lease assets	95,489	—
Other assets	12,809	13,398
Intangibles, net	51,333	55,542
Goodwill	705,769	705,217
Total assets	$2,093,187	$2,005,064

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$30,167	$33,177
Accrued liabilities	74,331	88,136
Operating lease liabilities	97,283	—
Lines of credit	584,000	593,495
Obligations under finance leases	67,648	63,359
Senior notes, net of deferred financing costs of $3,033 and $3,511 at September 30, 2019 and December 31, 2018, respectively	246,967	246,489
Deferred income taxes	186,116	170,139
Total liabilities	1,286,512	1,194,795
Commitments and contingencies
Stockholders' equity:
Preferred stock $.01 par value, 20,000 shares authorized, none issued	—	—
Common stock $.01 par value, 95,000 shares authorized, 50,343 issued and 44,115 outstanding at September 30, 2019 and 49,986 issued and 44,690 outstanding at December 31, 2018	503	500
Additional paid-in capital	634,994	619,850
Retained earnings	428,398	410,641
Accumulated other comprehensive loss	(79,814)	(72,861)
Treasury stock, at cost, 6,228 and 5,296 shares at September 30, 2019 and December 31, 2018, respectively	(177,406)	(147,861)
Total stockholders' equity	806,675	810,269
Total liabilities and stockholders' equity	$2,093,187	$2,005,064

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental	$145,519	$140,924	$429,597	$406,149
Sales	7,887	8,716	23,245	25,700
Other	111	67	517	511
Total revenues	153,517	149,707	453,359	432,360
Costs and expenses:
Rental, selling and general expenses	91,399	90,764	279,368	269,033
Cost of sales	4,838	5,770	14,484	16,925
Restructuring expenses	—	—	—	1,306
Asset impairment charge and loss on divestiture, net	—	98,278	—	98,278
Depreciation and amortization	17,490	16,191	52,960	50,206
Total costs and expenses	113,727	211,003	346,812	435,748
Income (loss) from operations	39,790	(61,296)	106,547	(3,388)
Other income (expense):
Interest income	12	—	12	6
Interest expense	(10,393)	(10,487)	(31,745)	(30,179)
Deferred financing costs write-off	—	—	(123)	—
Foreign currency exchange	(13)	24	(179)	69
Income (loss) before income tax provision (benefit)	29,396	(71,759)	74,512	(33,492)
Income tax provision (benefit)	6,821	(19,594)	19,794	(11,182)
Net income (loss)	$22,575	$(52,165)	$54,718	$(22,310)
Earnings (loss) per share:
Basic	$0.51	$(1.18)	$1.23	$(0.50)
Diluted	0.51	(1.18)	1.23	(0.50)
Weighted average number of common and common share equivalents outstanding:
Basic	44,072	44,323	44,337	44,275
Diluted	44,316	44,323	44,646	44,275
Cash dividends declared per share	$0.28	$0.25	$0.83	$0.75

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$22,575	$(52,165)	$54,718	$(22,310)
Foreign currency translation adjustment	(6,822)	(2,696)	(6,953)	(7,053)
Comprehensive income (loss)	$15,753	$(54,861)	$47,765	$(29,363)

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2019
					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at January 1, 2019	44,690	$500	$619,850	$410,641	$(72,861)	5,296	$(147,861)	$810,269
Net income	—	—	—	18,085	—	—	—	18,085
Common stock dividends declared	—	—	—	(12,339)	—	—	—	(12,339)
Other comprehensive income	—	—	—	—	5,105	—	—	5,105
Exercise of stock options	66	1	1,689	—	—	—	—	1,690
Purchase of treasury stock	(29)	—	—	—	—	29	(1,057)	(1,057)
Restricted stock grants, net	248	2	(2)	—	—	—	—	—
Share-based compensation	—	—	3,404	—	—	—	—	3,404
Balance at March 31, 2019	44,975	503	624,941	416,387	(67,756)	5,325	(148,918)	825,157
Net income	—	—	—	14,058	—	—	—	14,058
Common stock dividends declared	—	—	—	(12,372)	—	—	—	(12,372)
Other comprehensive loss	—	—	—	—	(5,236)	—	—	(5,236)
Exercise of stock options	5	—	114	—	—	—	—	114
Purchase of treasury stock	(321)	—	—	—	—	321	(10,006)	(10,006)
Restricted stock grants, net	35	—	—	—	—	—	—	—
Share-based compensation	—	—	6,933	—	—	—	—	6,933
Balance at June 30, 2019	44,694	503	631,988	418,073	(72,992)	5,646	(158,924)	818,648
Net income	—	—	—	22,575	—	—	—	22,575
Common stock dividends declared	—	—	—	(12,250)	—	—	—	(12,250)
Other comprehensive loss	—	—	—	—	(6,822)	—	—	(6,822)
Exercise of stock options	16	—	510	—	—	—	—	510
Purchase of treasury stock	(582)	—	—	—	—	582	(18,482)	(18,482)
Restricted stock grants, net	(13)	—	(1)	—	—	—	—	(1)
Share-based compensation	—	—	2,497	—	—	—	—	2,497
Balance at September 30, 2019	44,115	$503	$634,994	$428,398	$(79,814)	6,228	$(177,406)	$806,675

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - Continued

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2018
					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at January 1, 2018	44,380	$497	$605,369	$463,322	$(60,334)	5,278	$(147,166)	$861,688
Net income	—	—	—	14,855	—	—	—	14,855
Common stock dividends declared	—	—	—	(11,054)	—	—	—	(11,054)
Other comprehensive income	—	—	—	—	8,626	—	—	8,626
Exercise of stock options	55	1	1,524	—	—	—	—	1,525
Purchase of treasury stock	(14)	—	—	—	—	14	(533)	(533)
Restricted stock grants, net	195	1	(2)	—	—	—	—	(1)
Share-based compensation	—	—	2,229	—	—	—	—	2,229
Balance at March 31, 2018	44,616	499	609,120	467,123	(51,708)	5,292	(147,699)	877,335
Net income	—	—	—	15,000	—	—	—	15,000
Common stock dividends declared	—	—	—	(11,249)	—	—	—	(11,249)
Other comprehensive loss	—	—	—	—	(12,983)	—	—	(12,983)
Exercise of stock options	28	—	969	—	—	—	—	969
Purchase of treasury stock	—	—	—	—	—	—	(7)	(7)
Restricted stock grants, net	15	1	—	—	—	—	—	1
Share-based compensation	—	—	3,407	—	—	—	—	3,407
Balance at June 30, 2018	44,659	500	613,496	470,874	(64,691)	5,292	(147,706)	872,473
Net loss	—	—	—	(52,165)	—	—	—	(52,165)
Common stock dividends declared	—	—	—	(11,150)	—	—	—	(11,150)
Other comprehensive loss	—	—	—	—	(2,696)	—	—	(2,696)
Exercise of stock options	35	—	1,124	—	—	—	—	1,124
Purchase of treasury stock	(3)	—	—	—	—	3	(128)	(128)
Restricted stock grants, net	1	—	—	—	—	—	—	—
Share-based compensation	—	—	2,230	—	—	—	—	2,230
Balance at September 30, 2018	44,692	$500	$616,850	$407,559	$(67,387)	5,295	$(147,834)	$809,688

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$54,718	$(22,310)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred financing costs write-off	123	—
Asset impairment charge and loss on divestiture, net	—	98,278
Provision for doubtful accounts	4,235	1,980
Amortization of deferred financing costs	1,383	1,545
Amortization of long-term liabilities	13	109
Share-based compensation expense	12,834	7,866
Depreciation and amortization	52,960	50,206
Gain on sale of rental fleet	(4,610)	(4,523)
Loss on disposal of property, plant and equipment	46	548
Deferred income taxes	15,855	(12,891)
Foreign currency exchange	179	(69)
Changes in certain assets and liabilities:
Receivables	18,735	(9,029)
Inventories	1,822	(922)
Other assets	1,349	1,875
Accounts payable	2,669	3,217
Accrued liabilities	(10,412)	340
Net cash provided by operating activities	151,899	116,220
Cash flows from investing activities:
Cash paid for business acquired, net of cash acquired	(4,878)	—
Proceeds from sale of assets held for sale	—	3,508
Additions to rental fleet, excluding acquisitions	(61,247)	(65,620)
Proceeds from sale of rental fleet	10,782	11,447
Additions to property, plant and equipment, excluding acquisitions	(9,917)	(14,635)
Proceeds from sale of property, plant and equipment	448	603
Net cash used in investing activities	(64,812)	(64,697)
Cash flows from financing activities:
Net repayments under lines of credit	(9,494)	(24,062)
Deferred financing costs	(3,491)	—
Principal payments on finance lease obligations	(8,167)	(6,683)
Issuance of common stock	2,314	3,617
Dividend payments	(36,864)	(33,312)
Purchase of treasury stock	(29,545)	(668)
Net cash used in financing activities	(85,247)	(61,108)
Effect of exchange rate changes on cash	(150)	1,069
Net increase (decrease) in cash	1,690	(8,516)
Cash and cash equivalents at beginning of period	5,605	13,451
Cash and cash equivalents at end of period	$7,295	$4,935

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest	$34,156	$31,753
Cash paid for income and franchise taxes	5,119	2,346
Equipment and other acquired through finance lease obligations	12,455	15,746
Capital expenditures accrued or payable	5,110	9,774

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

At September 30, 2019, we had a fleet of storage solutions units operating throughout the United States (the “U.S.”), Canada and the United Kingdom (the “U.K.”), serving a diversified customer base, including construction companies, large and small retailers, medical centers, schools, utilities, distributors, the military, hotels, restaurants, entertainment complexes and households. These customers rent our products for a wide variety of applications, including the storage of construction materials and equipment, retail and manufacturing inventory, documents and records and other goods. We also have a fleet of tank and pump solutions products, concentrated in the U.S. Gulf Coast, including liquid and solid containment units, serving a specialty sector in the industry.  Our tank and pump products are rented primarily to chemical, refinery, oil and natural gas drilling, mining and environmental service customers.

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Mobile Mini and our wholly owned subsidiaries. We do not have any subsidiaries in which we do not own 100% of the outstanding stock. All significant intercompany balances and transactions have been eliminated.  The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management of Mobile Mini, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the nine months ended September 30, 2019 and 2018, respectively, are not necessarily indicative of the results to be expected for the full year.

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

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Leases.  In February 2016, the FASB issued a standard on lease accounting requiring a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. This standard is effective for annual and interim periods beginning after December 15, 2018.  We adopted this standard effective January 1, 2019, utilizing a modified retrospective transition approach.  We chose to use the effective date as our date of initial application.  Consequently, financial information was not updated, and the disclosures required under the new standard were not provided for dates and periods before January 1, 2019.

The standard includes optional transition practical expedients intended to simplify its adoption.  We elected to adopt the package of practical expedients, which allowed us to retain the historical lease classification determined under legacy GAAP as well as a relief from reviewing expired or existing contracts to determine if they contain leases.

Upon adoption, we recognized operating lease liabilities totaling approximately $91 million, with corresponding right of use assets.  The liabilities were calculated as the present value of the remaining minimum rental payments for existing operating leases.  When we enter contractual arrangements as lessor, we expect the period of each rental to be less than one year.  As such, the accounting for contracts in which we are the lessor is not affected.  This standard did not materially impact our consolidated net earnings and had no impact on cash flows.  See Note 13 for additional information.

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

At September 30, 2019 and December 31, 2018, we did not have any financial instruments required to be recorded at fair value on a recurring basis.

The carrying amounts of cash, cash equivalents, receivables, accounts payable and accrued liabilities approximate fair values based on their short-term nature. The fair values of our revolving credit facility and finance leases are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of our revolving credit facility debt and finance leases, which are measured using Level 2 inputs, at September 30, 2019 and December 31, 2018, approximated their respective book values.

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

	September 30, 2019	December 31, 2018
	(In thousands)
Carrying value	$250,000	$250,000
Fair value	258,750	247,028

(4) Revenues

Revenue Recognition

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer.  A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Rental revenue includes revenues associated with rental contracts with customers and may have multiple performance obligations including the direct rental of fleet to our customers, fleet delivery and pickup.  Also included in rental revenues are ancillary fees including late charges and charges for damages.  For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using the contractually stated price as our best estimate of the standalone selling price of each distinct promise in the contract.  Our prices are determined using methods and assumptions developed consistently across similar customers and markets.

We enter into contracts with our customers to rent equipment based on a monthly rate for our Storage Solutions fleet and a daily, weekly or monthly rate for our Tank & Pump Solutions fleet.  Revenues from renting are recognized ratably over the rental period, in accordance with lease accounting guidance. The rental continues until cancelled by the customer or the Company. If equipment is returned prior to the end of the contractually obligated period, the excess, if any, between the amount the customer is contractually required to pay, over the cumulative amount of revenue recognized to date, is recognized as incremental revenue upon return. Customers may utilize our equipment delivery and pick-up services in conjunction with the rental of equipment, but it is not required. Revenue pursuant to the delivery or pick up of a rented unit is recognized upon completion of the service in accordance with revenue recognition guidance and is included in the rental revenues financial statement caption.

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

Contract Costs and Liabilities

When customers are billed in advance, we defer recognition of revenue and reflect unearned rental revenue at the end of the period.  As of September 30, 2019 and December 31, 2018, we had approximately $40.7 million and $41.0 million, respectively, of unearned rental revenue included in accrued liabilities in the Condensed Consolidated Balance Sheets for September 30, 2019 and December 31, 2018.  We expect to perform the remaining performance obligations and recognize the unearned rental revenue within the next twelve months.

Disaggregated Rental Revenue

In the following table, rental revenue is disaggregated by the nature of the underlying service provided and for the periods indicated.  The table also includes a reconciliation of the disaggregated rental revenue to our reportable segments.

	For the Three Months Ended September 30, 2019
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Direct rental revenue	$72,146	$12,952	$85,098	$19,520	$104,618
Delivery, pickup and similar revenue	22,985	4,654	27,639	8,357	35,996
Ancillary rental revenue	2,903	1,180	4,083	822	4,905
Total rental revenues	$98,034	$18,786	$116,820	$28,699	$145,519

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

	For the Three Months Ended September 30, 2018
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Direct rental revenue	$68,073	$14,068	$82,141	$19,461	$101,602
Delivery, pickup and similar revenue	21,671	5,118	26,789	8,329	35,118
Ancillary rental revenue	2,497	1,212	3,709	495	4,204
Total rental revenues	$92,241	$20,398	$112,639	$28,285	$140,924

	For the Nine Months Ended September 30, 2019
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Direct rental revenue	$208,647	$39,525	$248,172	$60,902	$309,074
Delivery, pickup and similar revenue	65,135	13,702	78,837	26,431	105,268
Ancillary rental revenue	9,224	3,697	12,921	2,334	15,255
Total rental revenues	$283,006	$56,924	$339,930	$89,667	$429,597

	For the Nine Months Ended September 30, 2018
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Direct rental revenue	$196,029	$42,684	$238,713	$57,301	$296,014
Delivery, pickup and similar revenue	59,893	14,822	74,715	21,970	96,685
Ancillary rental revenue	8,305	3,560	11,865	1,585	13,450
Total rental revenues	$264,227	$61,066	$325,293	$80,856	$406,149

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(5) Earnings (Loss) Per Share

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

The following table is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Numerator:
Net income (loss)	$22,575	$(52,165)	$54,718	$(22,310)
Denominator:
Weighted average shares outstanding - basic	44,072	44,323	44,337	44,275
Dilutive effect of share-based awards	244	—	309	—
Weighted average shares outstanding - diluted	44,316	44,323	44,646	44,275
Earnings (loss) per share:
Basic	$0.51	$(1.18)	$1.23	$(0.50)
Diluted	0.51	(1.18)	1.23	(0.50)

There were approximately 0.8 million and 0.7 million of common stock equivalents that would have been included in the diluted EPS denominator for the three- and nine-month periods ended September 20, 2018, respectively, had there not been a net loss.  These common stock equivalents were excluded because their inclusion would reduce the net loss per share.  In addition, the following table represents the effect of stock options and restricted share awards that were issued or outstanding but excluded in calculating diluted EPS because their effect would have been anti-dilutive for the period indicated, or the underlying performance criteria had not yet been met:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Stock options	1,529	691	1,525	724
Restricted share awards	1	42	1	27
Total	1,530	733	1,526	751

(6) Acquisition

During the nine months ended September 30, 2019, we completed one acquisition of a portable storage business which further strengthened our business in Tulsa, Oklahoma. The accompanying condensed consolidated financial statements include the operations of the acquired business from the date of acquisition. The aggregate purchase price for the assets acquired were recorded based on their estimated fair values at the date of the acquisition. We have not disclosed the pro-forma impact of the acquisition on operations as it was immaterial to our financial position or results of operations in aggregate.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The components of the purchase price and net assets acquired during the nine months ended September 30, 2019 are as follows (in thousands):

Net Assets Acquired
Rental fleet	$2,599
Intangible assets:
Customer relationships	628
Non-compete agreements	25
Goodwill	2,328
Other assets	37
Liabilities	(739)
Total purchase price	$4,878

(7) Asset Impairment Charge and Loss on Divestiture, Net of Proceeds

Consistent with our strategy to focus on high returning assets, during the second quarter of 2018 we initiated an organization-wide project to assess the economic and operational status of our fleet and other assets as well as an in-depth analysis of our fleet management process to identify inefficiencies. The task encompassed an intensive review of underperforming assets throughout North America and the U.K. using our recently implemented enterprise resource planning system and sophisticated work order system that allows specific identification of the status of each unit and facilitates deeper analysis of repair and maintenance costs.  The result of this review was the identification of specific assets over which a further determination as to the economics of continued retention and repair could be made.

In July 2018, management presented a proposed plan of sale for certain identified assets to the Board of Directors, and on July 24, 2018 the Board of Directors made the strategic decision to approve the plan and authorized management to begin actively marketing the assets for sale.  As a result, we placed these assets as held for sale and recognized a $98.3 million loss on divestiture in the third quarter of 2018.  In the fourth quarter of 2018, additional assets were identified and placed as held for sale, resulting in a full-year loss of $102.1 million, which consisted primarily of a non-cash loss of $111.4 million. The majority of the assets were sold as scrap metal. In addition to rental fleet, we also identified and placed for sale, property, plant and equipment and inventory that were not being used efficiently. The assets represent a subset of larger asset groups held by the Company.  The sale was completed as of December 31, 2018.

The loss for the twelve months ended December 31, 2018 related to this activity is set forth below:

	Net Book Value	Units
	(In thousands)
North America Storage Solutions Fleet:
Steel storage containers	$57,579	20,072
Steel ground level offices	30,806	3,543
Other	363	286
United Kingdom Storage Solutions Fleet	8,152	1,525
Tank & Pump Solutions Fleet	1,654	622
Other	12,875	n/a
Total	111,429	26,048
Proceeds, net of disposal costs	(9,289)
Net loss on impairment and divestiture	$102,140

Of the $102.1 million loss for the twelve months ended December 31, 2018, $98.3 million was recognized in the quarter ended September 30, 2018.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(8) Inventories

Inventories at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Raw materials and supplies	$7,427	$8,078
Finished units	2,408	3,647
Inventories	$9,835	$11,725

(9) Rental Fleet

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

We periodically review depreciable lives and residual values against various factors, including the results of our lenders’ independent appraisal of our rental fleet, practices of our competitors in comparable industries and profit margins achieved on sales of depreciated units.  Appraisals on our rental fleet are required by our lenders on a regular basis. The appraisal typically reports no difference in the value of the unit due to the age or length of time it has been in our fleet. Based in part upon our lender’s third-party appraiser who evaluated our fleet as of September 30, 2018, management estimates that the net orderly liquidation appraisal value as of September 30, 2019 was approximately $1.1 billion.  Our net book value for this fleet as of September 30, 2019 was $1.0 billion.

Depreciation expense related to our rental fleet for both the nine months ended September 30, 2019 and 2018 was $23.9 million. At September 30, 2019, all rental fleet units were pledged as collateral under our Second Amended and Restated ABL Credit Agreement dated as of March 22, 2019 (the “New Credit Agreement”) with Deutsche Bank AG New York Branch (“Deutsche Bank”), as administrative agent, and the other lenders party thereto.

Rental fleet consisted of the following at September 30, 2019 and December 31, 2018:

	Residual Value as Percentage of Original Cost (1)	Estimated Useful Life in Years	September 30, 2019	December 31, 2018
			(In thousands)
Storage Solutions:
Steel storage containers	55%	30	$618,325	$601,127
Steel ground level offices	55	30	355,897	341,385
Other			6,219	7,249
Total			980,441	949,761
Accumulated depreciation			(161,020)	(151,666)
Total Storage Solutions fleet, net			$819,421	$798,095
Tank & Pump Solutions:
Steel tanks		25	$81,338	$72,770
Roll-off boxes		15 - 20	35,692	34,205
Stainless steel tank trailers		25	29,127	28,764
Vacuum boxes		20	16,794	17,005
Dewatering boxes		20	9,469	8,429
Pumps and filtration equipment		7	13,997	13,984
Other			9,611	8,475
Total			196,028	183,632
Accumulated depreciation			(62,118)	(52,637)
Total Tank & Pump Solutions fleet, net			$133,910	$130,995
Total rental fleet, net			$953,331	$929,090

(1)	Tank & Pump Solutions fleet has been assigned zero residual value.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(10) Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the assets’ estimated useful lives. Our depreciation expense related to property, plant and equipment for the nine months ended September 30, 2019 and 2018 was $24.2 million and $21.4 million, respectively. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the disposal of property, plant and equipment and is included in rental, selling and general expenses in the Condensed Consolidated Statements of Operations.

Property, plant and equipment at September 30, 2019 and December 31, 2018 consisted of the following:

	Residual Value as Percentage of Original Cost	Estimated Useful Life in Years	September 30, 2019	December 31, 2018
			(In thousands)
Land			$1,623	$1,638
Vehicles and machinery	0 - 55%	5 - 30	163,686	156,195
Buildings and improvements (1)	0 - 25	3 - 30	31,847	27,614
Computer equipment and software	0	3 - 10	75,258	70,903
Furniture and office equipment	0	3 - 10	5,246	6,680
Property, plant and equipment			277,660	263,030
Accumulated depreciation			(127,181)	(108,776)
Property, plant and equipment, net			$150,479	$154,254

(1)	Improvements made to leased properties are depreciated over the lesser of the estimated remaining life or the remaining term of the respective lease.

(11) Goodwill and Intangibles

For acquired businesses, we record assets acquired and liabilities assumed at their estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired is recorded as goodwill. Of the $705.8 million total goodwill at September 30, 2019, $470.9 million related to the North America Storage Solutions segment, $53.7 million related to the U.K. Storage Solutions segment and $181.2 million related to the Tank & Pump Solutions segment.

The following table shows the activity and balances related to goodwill from January 1, 2019 to September 30, 2019 (in thousands):

Balance at January 1, 2019	$705,217
Acquisition	2,328
Foreign currency	(1,776)
Balance at September 30, 2019	$705,769

Intangible assets are amortized over the estimated useful life of the asset utilizing a method which reflects the estimated pattern in which the economic benefits will be consumed.  Customer relationships are amortized based on the estimated attrition rates of the underlying customer base. Other intangibles are amortized using the straight-line method.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The following table reflects balances related to intangible assets for the periods presented:

		September 30, 2019			December 31, 2018
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Customer relationships	15 - 20	$92,869	$(42,874)	$49,995	$92,751	$(39,472)	$53,279
Trade names/trademarks	5 - 7	5,200	(3,985)	1,215	5,913	(4,014)	1,899
Non-compete agreements	5	1,758	(1,660)	98	1,886	(1,549)	337
Other	20	59	(34)	25	59	(32)	27
Total		$99,886	$(48,553)	$51,333	$100,609	$(45,067)	$55,542

Amortization expense for amortizable intangibles was approximately $4.9 million and $4.8 million for the nine-month periods ended September 30, 2019 and 2018, respectively.  Based on the carrying value at September 30, 2019, future amortization of intangible assets is expected to be as follows for the years ended December 31 (in thousands):

2019 (remaining)	$1,638
2020	5,395
2021	5,126
2022	4,795
2023	4,207
Thereafter	30,172
Total	$51,333

(12) Debt

Lines of Credit

On March 22, 2019, Mobile Mini and certain of its subsidiaries entered into the New Credit Agreement with Deutsche Bank as administrative agent, and the other lenders party thereto. The New Credit Agreement amended, restated and replaced Mobile Mini’s prior Amended and Restated ABL Credit Agreement dated as of December 14, 2015 (the “Prior Credit Agreement”) with Deutsche Bank, as administrative agent, and the other lenders party thereto.

The New Credit Agreement provides for a five year, $1 billion first lien senior secured revolving credit facility, which is for borrowing in U.S. Dollars (the “U.S. Subfacility”), in British Pounds and Euros (the “U.K. Subfacility”), and in Canadian Dollars (the “Canadian Subfacility”). The U.S. Subfacility is subject to, among other things, the terms of a borrowing base calculated as a discount to the value of certain pledged U.S. collateral; the U.K. Subfacility is subject to a similar borrowing base that includes certain pledged U.K. collateral; and the Canadian Subfacility is subject to a similar borrowing base that includes certain pledged Canadian collateral.  Under the terms of the New Credit Agreement, certain real property will require an appraisal before the value can be considered in the borrowing base of the respective subfacilities. All three borrowing bases are subject to certain reserves and caps customary for financings of this type. The New Credit Agreement has an accordion feature that permits, under certain conditions, an increase of up to $500 million of additional commitments. If at any time the aggregate amounts outstanding under the subfacilities exceed the respective borrowing base then in effect, a prepayment of an amount sufficient to eliminate such excess is required to be made. Mobile Mini has the right to prepay loans under the New Credit Agreement in whole or in part at any time.  All amounts borrowed under the New Credit Agreement must be repaid on or before March 22, 2024.  The New Credit Agreement also provides for the issuance of irrevocable standby letters of credit by U.S. lenders in amounts totaling up to $50 million, by U.K.-based lenders in amounts totaling up to $20 million and by Canadian-based lenders in amounts totaling up to $20 million.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Loans made under the U.S. Subfacility bear interest at a rate equal to, at Mobile Mini’s option, either (a) the London interbank offered rate (“LIBOR”) plus an applicable margin (“LIBOR Loans”) or (b) the prime rate plus an applicable margin (“Base Rate Loans”).  With some exceptions, Mobile Mini may freely convert LIBOR Loans to Base Rate Loans and vice versa.  Loans made under the U.K. Subfacility denominated in British Pounds bear interest at a rate equal to LIBOR plus an applicable margin and loans denominated in Euros bear interest at a rate equal to the Euro interbank offered rate (“EURIBOR”) plus an applicable margin.  Loans made under the Canadian Subfacility bear interest at a rate equal to, at Mobile Mini’s option, either (i) the Canadian prime rate plus an applicable margin (“Canadian Prime Rate Loans”) or (ii) the Canadian Dollar bankers’ acceptance rate (“B/A Rate”) plus an applicable margin (“Canadian LIBOR Loans”).  With some exceptions, Mobile Mini may freely convert Canadian Prime Rate Loans to Canadian LIBOR Loans and vice versa.  The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.25% to 1.75% for LIBOR Loans and 0.25% to 0.75% for Base Rate Loans at each measurement date. As of September 30, 2019, the applicable margins are 1.50% for LIBOR Loans and 0.50% for Base Rate Loans.  The applicable margins will be readjusted quarterly based upon Mobile Mini’s daily average total borrowing availability.  Mobile Mini is also required to pay an unused line fee in respect of the unutilized commitments under the New Credit Agreement at a fee rate of 0.225% per annum, as well as customary letter of credit fees.

Ongoing extensions of credit under the New Credit Agreement are subject to customary conditions, including sufficient availability under the respective borrowing base.  The New Credit Agreement also contains covenants that require Mobile Mini to, among other things, periodically furnish financial and other information to the various lenders.  The New Credit Agreement contains customary negative covenants applicable to Mobile Mini and its subsidiaries, including negative covenants that restrict the ability of such entities to, among other things, (i) allow certain liens to attach to Mobile Mini or subsidiary assets, (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, or prepay certain indebtedness, (iii) incur additional indebtedness or engage in certain other types of financing transactions, and (iv) make acquisitions or other investments.  In addition, Mobile Mini must comply with a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of each quarter, upon specified excess availability under the New Credit Agreement falling below the greater of (y) $90 million and (z) 10% of the lesser of the then total revolving loan commitment and aggregate borrowing base.  As of September 30, 2019, we were in compliance with the minimum borrowing availability threshold set forth in the New Credit Agreement and therefore, are not subject to any financial maintenance covenants.

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

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Obligations Under Finance Leases

At September 30, 2019 and December 31, 2018, obligations under finance leases for certain real property and transportation related equipment were $67.6 million and $63.4 million, respectively.  See additional information in Note 13.

Future Debt Obligations

The scheduled maturity for debt obligations for balances outstanding at September 30, 2019 are as follows:

	Lines of Credit	Senior Notes	Finance Lease Obligations	Total
	(In thousands)
2019 (remaining)	$—	$—	$2,986	$2,986
2020	—	—	12,818	12,818
2021	—	—	12,725	12,725
2022	—	—	11,676	11,676
2023	—	—	10,242	10,242
Thereafter	584,000	250,000	17,201	851,201
Total	$584,000	$250,000	$67,648	$901,648

(13) Leases

Real Estate

We lease our corporate and administrative offices in Phoenix, Arizona and our U.K. headquarters in Stockton-on-Tees.  We also lease field locations throughout the U.S. and the U.K., as well as two in Canada.  Many real estate leases include one or more options to renew.  The exercise of lease renewal options is generally at our discretion and we assess the initial lease term based on the term that we are reasonably certain to occupy the leased property.  None of our real estate leases contain residual value guarantees or purchase options.  The majority of our real estate leases are operating leases.

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

For operating leases, the liability is initially and subsequently measured as the present value of the unpaid lease payments.  For finance lease liabilities, the lease liability is also initially measured as the present value of the unpaid lease payments and is subsequently measured at amortized cost using the effective interest method.  We are required to use estimates and judgments in the determination of our lease liabilities.  Key estimates and judgments include the following:

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

Maturity of Lease Liabilities

The scheduled maturity for lease liabilities for balances outstanding at September 30, 2019 were as follows:

	Operating Leases	Finance Leases
	(In thousands)
2019 (remaining)	$6,092	$3,430
2020	20,251	14,419
2021	17,324	13,983
2022	15,274	12,610
2023	12,955	10,880
Thereafter	40,794	17,920
Total liabilities	112,690	73,242
Less: interest	(15,407)	(5,594)
Present value of lease liabilities	$97,283	$67,648

The scheduled maturity for lease payments at December 31, 2018 were as follows:

	Operating Leases	Finance Leases
	(In thousands)
2019	$18,827	$12,055
2020	15,510	12,869
2021	13,324	12,434
2022	12,205	11,060
2023	10,402	9,331
Thereafter	33,440	11,029
Total	$103,708	68,778
Less: interest		(5,419)
Present value of minimum lease payments		$63,359

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

In our Condensed Consolidated Statements of Operations, expenses for our operating leases are recognized within rental, selling and general expenses and amortization of assets held under finance leases is included in depreciation and amortization expense.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Our lease activity during the three and nine months ended September 30, 2019 was as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Expense:
Finance lease expense:
Amortization of finance lease assets	$3,531	$10,254
Interest on obligations under finance leases	424	1,246
Total finance lease expense	$3,955	$11,500
Operating lease expense:
Short-term lease expense	$259	$886
Fixed lease expense	5,574	16,487
Variable lease expense	766	2,316
Sublease income	(25)	(77)
Total operating lease expense	$6,574	$19,612

Cash paid and new or modified lease information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$452	$1,271
Operating cash flows from operating leases, fixed payments	5,409	16,215
Financing cash flows from finance leases	3,026	8,167
Net assets obtained in exchange for new or modified finance lease liabilities	6,136	12,455
Net operating lease assets obtained in exchange for new or modified operating lease liabilities	3,368	20,640

Lease Term and Discount Rates

Weighted-average remaining lease terms and discount rates as of September 30, 2019 were as follows:

Lease terms and discount rates:
Weighted-average remaining lease term - finance leases (in years)	4.3
Weighted-average remaining lease term - operating leases (in years)	7.2
Weighted average discount rate - finance leases	2.7%
Weighted average discount rate - operating leases	3.4%

(14) Income Taxes

We are subject to taxation in the U.S. federal jurisdiction, as well as various U.S. state and foreign jurisdictions. We have identified our U.S. federal tax return as our “major” tax jurisdiction. As of September 30, 2019, we are no longer subject to examination by U.S. federal tax authorities for years prior to 2015, to examination for any U.S. state taxing authority prior to 2013, or to examination for any foreign jurisdictions prior to 2014. All subsequent periods remain open to examination.

Prior to 2019, we asserted that the unremitted earnings of our U.K. subsidiaries were permanently reinvested. In 2019, we withdrew our permanent reinvestment assertion for one of these subsidiary’s 2019 earnings but maintain our assertion in relation to this subsidiary’s historical earnings prior to 2019. Therefore, no deferred tax liability has been recorded on the related historical earnings.  The 2019 earnings are not subject to withholding taxes in the U.K. and, due to U.S. tax reform enacted in 2017, are not subject to U.S. federal income taxes when distributed. We may be subject to state income taxes in very limited circumstances and have accordingly accounted for this immaterial impact in the current period.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Our effective income tax rate decreased to 26.6% for the nine months ended September 30, 2019, compared to 33.4% for the prior-year period. Our current year rate was affected by non-deductible stock compensation of $3.6 million recorded in the current period, largely offset by a $0.7 million benefit related to a federal tax return true up.  See additional information regarding the non-deductible stock compensation in Note 15.

The prior-year effective tax was impacted by the $98.3 million asset impairment charge and loss on divestiture.  Additionally, in the prior-year period, we recognized a $2.9 million benefit resulting from the reduction of tax expense related to the U.S. federal tax reform enacted in 2017, as well as benefits related to state tax rate changes enacted in the third quarter of 2018.  These tax benefits had the effect of increasing the effective tax rate due to the $33.5 million pre-tax loss recognized during the nine-month period.

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

As of September 30, 2019, the Company had $0.5 million of unrecognized tax benefits all of which would affect the effective tax rate if recognized. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

2019
(In thousands)
Beginning balance	$—
Additions based on tax positions related to prior years	493
Ending balance	$493

All of the unrecognized tax benefits outstanding at September 30, 2019 is expected to reverse within the next twelve months.

Our policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties and associated interest costs, if any, are recorded in rental, selling and general expenses in our Condensed Consolidated Statements of Operations.

(15) Share-Based Compensation

We have historically awarded stock options and restricted stock awards for employees and non-employee directors as a means of attracting and retaining quality personnel and to align employee performance with stockholder value.  Share-based compensation plans are approved by our stockholders and administered by the stock compensation committee of the Company’s Board of Directors (the “Board”). The current plan allows for a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock, performance units and other stock-based awards. Participants may be granted any one of the equity awards or any combination. We do not award stock options with an exercise price below the market price of the underlying securities on the date of grant.  As of September 30, 2019, 1.2 million shares are available for future grants, assuming performance-based awards vest at their target amount.  Generally, stock options have contractual terms of ten years.

Service-based awards. We grant share-based compensation awards that vest over time subject to the employee rendering service over the vesting period.  The majority of the service–based awards vest in equal annual installments over a period of three to four years. The expense for service-based awards is expensed ratably over the full service period of the grant.

Performance-based awards. All performance-based awards granted from 2016 through 2019 vest contingently over a three-year period assuming a target number of options or restricted share awards.  However, the terms of these awards provide that the number of options or restricted share awards that ultimately vest may vary between 50% and 200% of the target amount or may be zero.  The targets were set at the time of grant.  For awards granted from 2016 through 2019, performance conditions are related to the Company’s return on capital employed.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

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

The following table summarizes the Company’s share-based compensation for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Share-based compensation expense included in:
Rental, selling and general expenses	$2,497	$2,230	$12,834	$7,503
Restructuring expenses	—	—	—	363
Total share-based compensation	$2,497	$2,230	$12,834	$7,866

During the nine months ended September 30, 2019, Mobile Mini amended the terms of certain share-based compensation agreements with our Chief Executive Officer who retired as an employee of the Company and assumed the position of Chairman of the Board for Mobile Mini as of October 1, 2019.  The amended agreements provide that his service period under such agreements will extend to include his status as a Director.  In connection with these modifications, we recorded additional share-based compensation during the period of $3.6 million.

As of September 30, 2019, total unrecognized compensation cost related to stock option awards, assuming achievement at target, was approximately $0.1 million and the related weighted-average period over which it is expected to be recognized is approximately 0.4 years. As of September 30, 2019, the unrecognized compensation cost related to restricted stock awards assuming achievement at target was approximately $9.2 million, which is expected to be recognized over a weighted-average period of approximately 1.5 years.

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

The following table summarizes stock option activity for the nine months ended September 30, 2019:

	Number of Options
	Performance- Based Options	Service-Based Options	Total Options	Weighted Average Exercise Price
	(In thousands)
Options outstanding, beginning of period	533	2,421	2,954	$32.71
Additional options awarded based upon achievement of specified performance criteria	227	—	227	29.54
Canceled/Expired	(19)	(30)	(49)	39.95
Exercised	(45)	(43)	(88)	26.36
Options outstanding, end of period	696	2,348	3,044	32.54
Unvested target options that vest based upon 2019 performance conditions	107

Due to actual performance exceeding targets, shares granted in 2016 and 2017 that contingently vested based upon 2018 performance criteria vested above target at 200% resulting in additional awards.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

A summary of stock options outstanding as of September 30, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding	3,044	$32.54	4.39	$15,621
Exercisable	2,936	32.54	4.27	15,146

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2019 was approximately $0.7 million.

Restricted Stock Awards. The fair value of restricted stock awards is estimated as the closing price of our common stock on the date of grant. A summary of restricted stock award activity for the nine months ended September 30, 2019 is as follows:

	Number of Shares
	Performance- Based Awards	Service-Based Awards	Total Awards	Weighted Average Grant Date Fair Value
	(In thousands)
Restricted stock awards at beginning of period	94	233	327	$35.06
Awarded	113	150	263	36.41
Additional shares awarded based upon achievement of specified performance criteria	31	—	31	36.41
Released	(62)	(113)	(175)	35.24
Forfeited	(9)	(15)	(24)	35.97
Restricted stock awards at end of period	167	255	422	35.99
Unvested target stock awards that vest based upon 2019 performance conditions	65
Unvested target stock awards that vest based upon 2020 performance conditions	65
Unvested target stock awards that vest based upon 2021 performance conditions	37

Due to actual performance exceeding targets, shares granted in 2018 that contingently vested based upon 2018 performance criteria vested above target at 200% resulting in additional share awards.

The restricted stock awards that vested during the nine months ended September 30, 2019 had an aggregate grant date fair value of $6.2 million and an aggregate vesting date fair value of $6.3 million.

(16) Restructuring

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

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The following table details accrued restructuring obligations (included in accrued liabilities in the Condensed Consolidated Balance Sheets) and related activity for the fiscal year ended December 31, 2018 and the nine-month period ended September 30, 2019:

	Severance and Benefits	Lease Abandonment Costs	Other Costs	Total
	(In thousands)
Accrued obligations as of January 1, 2018	$539	$182	$36	$757
Restructuring expense	1,338	482	186	2,006
Settlement of obligations	(1,473)	(578)	(209)	(2,260)
Accrued obligations as of December 31, 2018	404	86	13	503
Settlement of obligations	(271)	(86)	(13)	(370)
Accrued obligations as of September 30, 2019	$133	$—	$—	$133

The following amounts were included in restructuring expenses for the nine months ended September 30, 2018 (in thousands):

Severance and benefits	$948
Lease abandonment costs	125
Other costs	233
Restructuring expenses	$1,306

(17) Commitments and Contingencies

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

(18) Stockholders’ Equity

Dividends

The Board authorized and declared cash dividends to all of our common stockholders as follows:

Declaration Date	Payment Date	Record Date (close of business)	Dividend Amount Per Share of Common Stock
January 30, 2019	March 13, 2019	February 27, 2019	$0.275
April 18, 2019	May 29, 2019	May 15, 2019	$0.275
July 24, 2019	August 28, 2019	August 14, 2019	$0.275

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

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

During the nine months ended September 30, 2019, we purchased approximately 902,000 shares of our common stock under the authorized share repurchase program at an average price of $31.53 and a cumulative total of approximately $28.4 million.  Approximately $42.4 million is available for repurchase as of September 30, 2019.  We withheld approximately 31,000 shares of stock from employees, for an approximate value of $1.1 million, upon vesting of share awards to satisfy tax withholding obligations during the nine months ended September 30, 2019.

(19) Segment Reporting

Our operations are comprised of three reportable segments: North American Storage Solutions, U.K. Storage Solutions and Tank & Pump Solutions.  Discrete financial data on each of our products is not available and it would be impractical to collect and maintain financial data in such a manner. The results for each segment are reviewed discretely by our chief operating decision maker.

We operate in the U.S., the U.K. and Canada.  All of our locations operate in their local currency. Although we are exposed to foreign exchange rate fluctuation in foreign markets where we rent and sell our products, we do not believe such exposure will have a significant impact on our results of operations. Revenues recognized by our U.S. locations were $132.0 million and $125.8 million for the three months ended September 30, 2019 and 2018, respectively, and were $388.4 million and $362.0 million for the nine months ended September 30, 2019 and 2018, respectively.

The following tables set forth certain information regarding each of the Company’s segments for the three-month periods indicated:

	For the Three Months Ended September 30, 2019
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Revenues:
Rental	$98,034	$18,786	$116,820	$28,699	$145,519
Sales	4,725	1,714	6,439	1,448	7,887
Other	76	(1)	75	36	111
Total revenues	102,835	20,499	123,334	30,183	153,517
Costs and expenses:
Rental, selling and general expenses	59,962	12,391	72,353	19,046	91,399
Cost of sales	2,672	1,376	4,048	790	4,838
Depreciation and amortization	8,863	1,713	10,576	6,914	17,490
Total costs and expenses	71,497	15,480	86,977	26,750	113,727
Income from operations	$31,338	$5,019	$36,357	$3,433	$39,790
Interest expense, net of interest income	$7,588	$114	$7,702	$2,679	$10,381
Income tax provision	5,739	938	6,677	144	6,821
Capital expenditures for additions to rental fleet, excluding acquisitions	11,107	1,546	12,653	2,197	14,850

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

	For the Three Months Ended September 30, 2018
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Revenues:
Rental	$92,241	$20,398	$112,639	$28,285	$140,924
Sales	5,103	2,593	7,696	1,020	8,716
Other	—	40	40	27	67
Total revenues	97,344	23,031	120,375	29,332	149,707
Costs and expenses:
Rental, selling and general expenses	57,662	13,459	71,121	19,643	90,764
Cost of sales	3,178	2,048	5,226	544	5,770
Asset impairment charge and loss on divestiture, net	87,658	8,434	96,092	2,186	98,278
Depreciation and amortization	7,892	1,866	9,758	6,433	16,191
Total costs and expenses	156,390	25,807	182,197	28,806	211,003
(Loss) income from operations	$(59,046)	$(2,776)	$(61,822)	$526	$(61,296)
Interest expense, net of interest income	$7,589	$200	$7,789	$2,698	$10,487
Income tax benefit	(16,699)	(454)	(17,153)	(2,441)	(19,594)
Capital expenditures for additions to rental fleet, excluding acquisitions	18,290	1,243	19,533	7,611	27,144

The following tables set forth certain information regarding each of the Company’s segments for the nine-month periods indicated:

	For the Nine Months Ended September 30, 2019
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Revenues:
Rental	$283,006	$56,924	$339,930	$89,667	$429,597
Sales	13,532	5,455	18,987	4,258	23,245
Other	363	—	363	154	517
Total revenues	296,901	62,379	359,280	94,079	453,359
Costs and expenses:
Rental, selling and general expenses	180,855	39,181	220,036	59,332	279,368
Cost of sales	7,863	4,271	12,134	2,350	14,484
Depreciation and amortization	26,974	5,263	32,237	20,723	52,960
Total costs and expenses	215,692	48,715	264,407	82,405	346,812
Income from operations	$81,209	$13,664	$94,873	$11,674	$106,547
Interest expense, net of interest income	$23,300	$376	$23,676	$8,057	$31,733
Income tax provision	16,262	2,530	18,792	1,002	19,794
Capital expenditures for additions to rental fleet, excluding acquisitions	39,114	3,657	42,771	18,476	61,247

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

	For the Nine Months Ended September 30, 2018
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Revenues:
Rental	$264,227	$61,066	$325,293	$80,856	$406,149
Sales	15,211	6,574	21,785	3,915	25,700
Other	238	161	399	112	511
Total revenues	279,676	67,801	347,477	84,883	432,360
Costs and expenses:
Rental, selling and general expenses	171,182	41,066	212,248	56,785	269,033
Cost of sales	9,401	5,294	14,695	2,230	16,925
Restructuring expenses	1,306	—	1,306	—	1,306
Asset impairment charge and loss on divestiture, net	87,658	8,434	96,092	2,186	98,278
Depreciation and amortization	25,349	6,049	31,398	18,808	50,206
Total costs and expenses	294,896	60,843	355,739	80,009	435,748
(Loss) income from operations	$(15,220)	$6,958	$(8,262)	$4,874	$(3,388)
Interest expense, net of interest income	$21,443	$631	$22,074	$8,099	$30,173
Income tax (benefit) provision	(8,876)	1,269	(7,607)	(3,575)	(11,182)
Capital expenditures for additions to rental fleet, excluding acquisitions	39,400	5,805	45,205	20,415	65,620

Assets related to the Company’s reportable segments include the following:

	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
As of September 30, 2019:
Goodwill	$470,861	$53,692	$524,553	$181,216	$705,769
Intangibles, net	1,234	261	1,495	49,838	51,333
Rental fleet, net	683,992	135,429	819,421	133,910	953,331
As of December 31, 2018:
Goodwill	$468,400	$55,601	$524,001	$181,216	$705,217
Intangibles, net	859	341	1,200	54,342	55,542
Rental fleet, net	657,459	140,636	798,095	130,995	929,090

Included in the table above are assets in the U.S. of $1.5 billion as of both September 30, 2019 and December 31, 2018.

(20) Subsequent Events

Declaration of Quarterly Dividend

On October 29, 2019, the Company’s Board authorized and declared a quarterly dividend to all of our common stockholders of $0.275 per share of common stock, payable on November 27, 2019, to all stockholders of record as of the close of business on November 13, 2019.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(21) Condensed Consolidating Financial Information

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

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of September 30, 2019

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$4,897	$2,398	$—	$7,295
Receivables, net	92,338	14,509	—	106,847
Inventories	7,925	1,910	—	9,835
Rental fleet, net	810,423	142,908	—	953,331
Property, plant and equipment, net	127,187	23,292	—	150,479
Operating lease assets	73,179	22,310	—	95,489
Other assets	11,030	1,779	—	12,809
Intangibles, net	51,063	270	—	51,333
Goodwill	647,456	58,313	—	705,769
Intercompany receivables	145,942	31,982	(177,924)	—
Total assets	$1,971,440	$299,671	$(177,924)	$2,093,187

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$23,182	$6,985	$—	$30,167
Accrued liabilities	66,051	8,280	—	74,331
Operating lease liabilities	75,691	21,592	—	97,283
Lines of credit	584,000	—	—	584,000
Obligations under finance leases	67,567	81	—	67,648
Senior notes, net	246,967	—	—	246,967
Deferred income taxes	167,779	18,337	—	186,116
Intercompany payables	29,703	222	(29,925)	—
Total liabilities	1,260,940	55,497	(29,925)	1,286,512
Commitments and contingencies
Stockholders' equity:
Common stock	503	—	—	503
Additional paid-in capital	634,994	147,999	(147,999)	634,994
Retained earnings	252,409	175,989	—	428,398
Accumulated other comprehensive loss	—	(79,814)	—	(79,814)
Treasury stock, at cost	(177,406)	—	—	(177,406)
Total stockholders' equity	710,500	244,174	(147,999)	806,675
Total liabilities and stockholders' equity	$1,971,440	$299,671	$(177,924)	$2,093,187

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

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Three months ended September 30, 2019

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$125,807	$19,712	$—	$145,519
Sales	6,108	1,779	—	7,887
Other	111	—	—	111
Total revenues	132,026	21,491	—	153,517
Costs and expenses:
Rental, selling and general expenses	78,313	13,086	—	91,399
Cost of sales	3,422	1,416	—	4,838
Depreciation and amortization	15,700	1,790	—	17,490
Total costs and expenses	97,435	16,292	—	113,727
Income from operations	34,591	5,199	—	39,790
Other income (expense):
Interest income	12	—	—	12
Interest expense	(10,278)	(115)	—	(10,393)
Dividend income	4,963	—	(4,963)	—
Foreign currency exchange	(42)	29	—	(13)
Income before income tax provision	29,246	5,113	(4,963)	29,396
Income tax provision	5,837	984	—	6,821
Net income	$23,409	$4,129	$(4,963)	$22,575

MOBILE MINI, INC

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three months ended September 30, 2019

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$23,409	$4,129	$(4,963)	$22,575
Foreign currency translation adjustment	—	(6,822)	—	(6,822)
Comprehensive income (loss)	$23,409	$(2,693)	$(4,963)	$15,753

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three months ended September 30, 2018

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$119,697	$21,227	$—	$140,924
Sales	6,063	2,653	—	8,716
Other	25	42	—	67
Total revenues	125,785	23,922	—	149,707
Costs and expenses:
Rental, selling and general expenses	76,522	14,242	—	90,764
Cost of sales	3,681	2,089	—	5,770
Asset impairment charge and loss on divestiture, net	88,822	9,456	—	98,278
Depreciation and amortization	14,241	1,950	—	16,191
Total costs and expenses	183,266	27,737	—	211,003
Loss from operations	(57,481)	(3,815)	—	(61,296)
Other income (expense):
Interest expense	(10,287)	(200)	—	(10,487)
Foreign currency exchange	—	24	—	24
Loss before income tax benefit	(67,768)	(3,991)	—	(71,759)
Income tax benefit	(18,864)	(730)	—	(19,594)
Net loss	$(48,904)	$(3,261)	$—	$(52,165)

MOBILE MINI, INC

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS

Three months ended September 30, 2018

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net loss	$(48,904)	$(3,261)	$—	$(52,165)
Foreign currency translation adjustment	—	(2,696)	—	(2,696)
Comprehensive loss	$(48,904)	$(5,957)	$—	$(54,861)

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Nine months ended September 30, 2019

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$370,257	$59,340	$—	$429,597
Sales	17,623	5,622	—	23,245
Other	516	1	—	517
Total revenues	388,396	64,963	—	453,359
Costs and expenses:
Rental, selling and general expenses	238,213	41,155	—	279,368
Cost of sales	10,109	4,375	—	14,484
Depreciation and amortization	47,456	5,504	—	52,960
Total costs and expenses	295,778	51,034	—	346,812
Income from operations	92,618	13,929	—	106,547
Other income (expense):
Interest income	12	—	—	12
Dividend income	4,963	—	(4,963)	—
Interest expense	(31,369)	(376)	—	(31,745)
Deferred financing costs write-off	(123)	—	—	(123)
Foreign currency exchange	(192)	13	—	(179)
Income before income tax provision	65,909	13,566	(4,963)	74,512
Income tax provision	17,194	2,600	—	19,794
Net income	$48,715	$10,966	$(4,963)	$54,718

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Nine months ended September 30, 2019

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$48,715	$10,966	$(4,963)	$54,718
Foreign currency translation adjustment	—	(6,953)	—	(6,953)
Comprehensive income	$48,715	$4,013	$(4,963)	$47,765

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

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2019

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$48,715	$10,966	$(4,963)	$54,718
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred financing costs write-off	123	—	—	123
Provision for doubtful accounts	3,881	354	—	4,235
Amortization of deferred financing costs	1,383	—	—	1,383
Amortization of long-term liabilities	13	—	—	13
Share-based compensation expense	12,616	218	—	12,834
Depreciation and amortization	47,456	5,504	—	52,960
Gain on sale of rental fleet units	(4,026)	(584)	—	(4,610)
Loss on disposal of property, plant and equipment	18	28	—	46
Deferred income taxes	15,340	515	—	15,855
Foreign currency exchange	192	(13)	—	179
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	18,519	216	—	18,735
Inventories	1,886	(64)	—	1,822
Other assets	2,075	(726)	—	1,349
Accounts payable	771	1,898	—	2,669
Accrued liabilities	(10,421)	9	—	(10,412)
Intercompany	5,748	(5,748)	—	—
Net cash provided by operating activities	144,289	12,573	(4,963)	151,899
Cash flows from investing activities:
Cash paid for business acquired, net of cash acquired	(4,878)	—	—	(4,878)
Additions to rental fleet, excluding acquisitions	(57,430)	(3,817)	—	(61,247)
Proceeds from sale of rental fleet	8,654	2,128	—	10,782
Additions to property, plant and equipment, excluding acquisitions	(6,586)	(3,331)	—	(9,917)
Proceeds from sale of property, plant and equipment	401	47	—	448
Net cash used in investing activities	(59,839)	(4,973)	—	(64,812)
Cash flows from financing activities:
Net repayments under lines of credit	(5,309)	(4,185)	—	(9,494)
Deferred financing costs	(3,491)	—	—	(3,491)
Principal payments on finance lease obligations	(8,141)	(26)	—	(8,167)
Issuance of common stock	2,314	—	—	2,314
Dividend payments	(36,864)	—	—	(36,864)
Purchase of treasury stock	(29,545)	—	—	(29,545)
Intercompany	—	(4,963)	4,963	—
Net cash used in financing activities	(81,036)	(9,174)	4,963	(85,247)
Effect of exchange rate changes on cash	—	(150)	—	(150)
Net increase (decrease) in cash	3,414	(1,724)	—	1,690
Cash and cash equivalents at beginning of period	1,483	4,122	—	5,605
Cash and cash equivalents at end of period	$4,897	$2,398	$—	$7,295

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2018

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(17,692)	$4,365	$(8,983)	$(22,310)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Asset impairment charge and loss on divestiture, net	88,822	9,456	—	98,278
Provision for doubtful accounts	1,884	96	—	1,980
Amortization of deferred financing costs	1,545	—	—	1,545
Amortization of long-term liabilities	109	—	—	109
Share-based compensation expense	7,704	162	—	7,866
Depreciation and amortization	43,902	6,304	—	50,206
Gain on sale of rental fleet units	(3,949)	(574)	—	(4,523)
Loss on disposal of property, plant and equipment	525	23	—	548
Deferred income taxes	(12,152)	(739)	—	(12,891)
Foreign currency exchange	(48)	(21)	—	(69)
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(10,533)	1,504	—	(9,029)
Inventories	(605)	(317)	—	(922)
Other assets	2,233	(358)	—	1,875
Accounts payable	2,482	735	—	3,217
Accrued liabilities	(1,898)	2,238	—	340
Intercompany	26,039	(26,039)	—	—
Net cash provided by (used in) operating activities	128,368	(3,165)	(8,983)	116,220
Cash flows from investing activities:
Proceeds from sale of assets held for sale	3,416	92		3,508
Additions to rental fleet, excluding acquisitions	(59,506)	(6,114)	—	(65,620)
Proceeds from sale of rental fleet	8,885	2,562	—	11,447
Additions to property, plant and equipment, excluding acquisitions	(8,923)	(5,712)	—	(14,635)
Proceeds from sale of property, plant and equipment	585	18	—	603
Net cash used in investing activities	(55,543)	(9,154)	—	(64,697)
Cash flows from financing activities:
Net (repayments) borrowings under lines of credit	(34,814)	10,752	—	(24,062)
Principal payments on finance lease obligations	(6,656)	(27)	—	(6,683)
Issuance of common stock	3,617	—	—	3,617
Dividend payments	(33,312)	—	—	(33,312)
Purchase of treasury stock	(668)	—	—	(668)
Intercompany	—	(8,983)	8,983	—
Net cash (used in) provided by financing activities	(71,833)	1,742	8,983	(61,108)
Effect of exchange rate changes on cash	—	1,069	—	1,069
Net increase (decrease) in cash	992	(9,508)	—	(8,516)
Cash and cash equivalents at beginning of period	803	12,648	—	13,451
Cash and cash equivalents at end of period	$1,795	$3,140	$—	$4,935

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

Overview

Executive Summary

We believe we are the world’s leading provider of portable storage solutions, maintaining a strong leadership position in virtually all markets served. Our mission is to be the leader in portable storage solutions to customers throughout North America and the U.K. and tank and pump solutions in the U.S.  We are committed to providing our customers with superior service and access to a high-quality and diverse fleet.  In managing our business, we focus on renting rather than selling our units, with rental revenues representing approximately 95% of our total revenues for the nine months ended September 30, 2019.  We believe this strategy is highly attractive and provides predictable, recurring revenue. Additionally, our assets have long useful lives and relatively low maintenance costs. We also sell new and used units and provide delivery, and other ancillary products and value-added services.

We operate our portable storage business in North America as “Mobile Mini Storage Solutions” and our tank and pump business as “Mobile Mini Tank + Pump Solutions”.  As of September 30, 2019, our network of locations included 118 Storage Solutions locations, 20 Tank & Pump Solutions locations and 17 combined locations.  Our Storage Solutions fleet consisted of approximately 199,100 units and our Tank & Pump Solutions fleet consisted of approximately 12,700 units.  During the quarter we completed the acquisition of a portable storage business which further strengthened our business in Tulsa, Oklahoma.

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

Business Environment and Outlook.  Approximately 66% of our consolidated rental revenue during the twelve-month period ended September 30, 2019 was derived from our North American Storage Solutions business, 13% was derived from our U.K. Storage Solutions business and 21% was derived from the Tank & Pump Solutions business.  Our business is subject to the general health of the economy and we utilize a variety of general economic indicators to assess market trends and determine the direction of our business.

Based on our assessment, we expect that the majority of our North American end markets will continue to drive demand for our products, although some macro-economic indicators are pointing to slower growth.  In particular, the construction industry, which represents approximately 35% of our consolidated rental revenue, is forecasted to continue to show growth.  Economic indicators related to the industrial and commercial end-segment are mixed.  Industrial and commercial customers, which comprise approximately 26% of our rental revenue, generally operate in industries such as:  large processing plants for organic and inorganic chemicals, refineries, distributors and trucking and utility companies.  Our national retail accounts typically involve seasonal demand in the third and fourth quarter during the holiday season.  Retail and consumer service customers comprise approximately 23% of our revenue and include department, drug, grocery and strip mall stores as well as hotels, restaurants, service stations and dry cleaners.  Upstream oil and gas customers comprise approximately 2% of our revenue and include companies performing such activities as exploratory well drilling, operation of producing wells and bringing crude oil and/or raw natural gas to the surface using alternative methods.

On June 23, 2016, the U.K. voted to leave the European Union (the “E.U.”) in a referendum vote that continues to have unknown social, geopolitical and economic impacts (“Brexit”).  The terms of the U.K.’s withdrawal remain highly uncertain, which has impacted their economy, and the chances of a no-deal Brexit cannot be ruled out. As the Brexit terms and their impact become clear, we may adjust our U.K. strategy and operations accordingly.

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

The table below outlines the composition of our Storage Solutions rental fleet at September 30, 2019:

	Rental Fleet	Number of Units	Percentage of Gross Fleet in Dollars	Percentage of Units
	(In thousands)
Steel storage containers	$618,325	169,754	63%	85%
Steel ground level offices	355,897	28,616	36	14
Other	6,219	703	1	1
Storage Solutions rental fleet	980,441	199,073	100%	100%
Accumulated depreciation	(161,020)
Storage Solutions rental fleet, net	$819,421

The table below outlines the composition of our Tank & Pump Solutions rental fleet at September 30, 2019:

	Rental Fleet	Number of Units	Percentage of Gross Fleet in Dollars	Percentage of Units
	(In thousands)
Steel tanks	$81,338	3,254	41%	26%
Roll-off boxes	35,692	5,721	18	45
Stainless steel tank trailers	29,127	631	15	5
Vacuum boxes	16,794	1,529	9	12
Dewatering boxes	9,469	880	5	7
Pumps and filtration equipment	13,997	721	7	5
Other	9,611	n/a	5
Tank & Pump Solutions rental fleet	196,028	12,736	100%	100%
Accumulated depreciation	(62,118)
Tank & Pump Solutions rental fleet, net	$133,910

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

Reconciliation of net income, the most directly comparable GAAP measure, to EBITDA and adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except percentages)
Net income (loss)	$22,575	$(52,165)	$54,718	$(22,310)
Interest expense	10,393	10,487	31,745	30,179
Income tax provision (benefit)	6,821	(19,594)	19,794	(11,182)
Depreciation and amortization	17,490	16,191	52,960	50,206
Deferred financing costs write-off	—	—	123	—
EBITDA	57,279	(45,081)	159,340	46,893
Share-based compensation expense (1)	2,497	2,230	9,241	7,503
Restructuring expenses (2)	—	—	—	1,306
Asset impairment charge and loss on divestiture, net (3)	—	98,278	—	98,278
Chief Executive Officer transition (4)	—	—	3,593	—
Acquisition-related expenses (5)	1,898	—	2,637	—
Adjusted EBITDA	$61,674	$55,427	$174,811	$153,980
EBITDA margin	37.3%	(30.1)%	35.1%	10.8%
Adjusted EBITDA margin	40.2	37.0	38.6	35.6

Reconciliation of net cash provided by operating activities to EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net cash provided by operating activities	$51,347	$46,268	$151,899	$116,220
Interest paid	13,961	13,576	34,156	31,753
Income and franchise taxes paid	1,357	939	5,119	2,346
Share-based compensation expense (1)(4)	(2,497)	(2,230)	(12,834)	(7,866)
Asset impairment charge and loss on divestiture, net	—	(98,278)	—	(98,278)
Gain on sale of rental fleet	1,569	1,263	4,610	4,523
Loss on disposal of property, plant and equipment	56	(71)	(46)	(548)
Change in certain assets and liabilities, net of effect of businesses acquired:
Receivables	569	6,034	(22,970)	7,049
Inventories	(478)	127	(1,822)	922
Other assets	(2,155)	(1,479)	(1,349)	(1,875)
Accounts payable and accrued liabilities	(6,450)	(11,230)	2,577	(7,353)
EBITDA	$57,279	$(45,081)	$159,340	$46,893

(1)

Share-based compensation represents non-cash compensation expense associated with the granting of equity instruments. See additional information in Note 15 “Share-Based Compensation” to the accompanying condensed consolidated financial statements.

(2)

The Company has undergone restructuring actions to align its business operations.  These activities materially change the scope of the business or the manner in which the business is conducted.  For more information, see Note 16 “Restructuring” to the accompanying condensed consolidated financial statements.

(3)

Loss resulting from the impairment of assets placed as held for sale including subsequent adjustments to the loss upon the sale. See Note 7 “Asset Impairment Charge and Loss on Divestiture, Net of Proceeds”.

(4)

Non-cash expense related to the amendment of certain share-based compensation agreements with our Chief Executive Officer who retired as an employee of the Company and assumed the position of Chairman of the Board for Mobile Mini as of October 1, 2019.  For more information see Note 15 “Share-Based Compensation” to the accompanying condensed consolidated financial statements.

(5)	Incremental costs associated with actual and potential acquisitions.

Free Cash Flow. Free cash flow is defined as net cash provided by operating activities, minus or plus, net cash used in or provided by investing activities, excluding acquisitions and certain transactions. Free cash flow is a non-GAAP financial measure and is not intended to replace net cash provided by operating activities, the most directly comparable financial measure prepared in accordance with GAAP. We present free cash flow because we believe it provides useful information regarding our liquidity and ability to meet our short-term obligations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in our existing business, debt service obligations, payment of authorized quarterly dividends, repurchase of our common stock and strategic acquisitions.

Reconciliation of net cash provided by operating activities to free cash flow is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Net cash provided by operating activities	$51,347	$46,268	$151,899	$116,220
Additions to rental fleet, excluding acquisitions	(14,850)	(27,144)	(61,247)	(65,620)
Proceeds from sale of rental fleet	3,728	3,770	10,782	11,447
Additions to property, plant and equipment, excluding acquisitions	(3,482)	(5,554)	(9,917)	(14,635)
Proceeds from sale of property, plant and equipment	315	136	448	603
Net capital expenditures, excluding acquisitions	(14,289)	(28,792)	(59,934)	(68,205)
Free cash flow	$37,058	$17,476	$91,965	$48,015

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

	Three Months Ended September 30, 2019
	Calculated in Constant Currency	As Reported	Difference
	(In thousands)
Rental revenues	$146,582	$145,519	$1,063
Rental, selling and general expenses	92,100	91,399	701
Adjusted EBITDA	62,053	61,674	379

	Nine Months Ended September 30, 2019
	Calculated in Constant Currency	As Reported	Difference
	(In thousands)
Rental revenues	$433,050	$429,597	$3,453
Rental, selling and general expenses	281,714	279,368	2,346
Adjusted EBITDA	175,998	174,811	1,187

RESULTS OF OPERATIONS

Three Months Ended September 30, 2019, Compared to Three Months Ended September 30, 2018

	Three Months Ended September 30,		Percentage of Revenue Three Months Ended September 30,		Increase (Decrease)
	2019	2018	2019	2018	2019 versus 2018
	(In thousands, except percentages)
Revenues:
Rental	$145,519	$140,924	94.8%	94.1%	$4,595	3.3%
Sales	7,887	8,716	5.1	5.8	(829)	(9.5)
Other	111	67	0.1	—	44	65.7
Total revenues	153,517	149,707	100.0	100.0	3,810	2.5
Costs and expenses:
Rental, selling and general expenses	91,399	90,764	59.5	60.6	635	0.7
Cost of sales	4,838	5,770	3.2	3.9	(932)	(16.2)
Asset impairment charge and loss on divestiture, net	—	98,278	—	65.6	(98,278)	n/a
Depreciation and amortization	17,490	16,191	11.4	10.8	1,299	8.0
Total costs and expenses	113,727	211,003	74.1	140.9	(97,276)	(46.1)
Income (loss) from operations	39,790	(61,296)	25.9	(40.9)	101,086	(164.9)
Other income (expense):
Interest income	12	—	—	—	12	n/a
Interest expense	(10,393)	(10,487)	(6.8)	(7.0)	94	(0.9)
Foreign currency exchange	(13)	24	—	—	(37)	n/a
Income (loss) before income tax provision (benefit)	29,396	(71,759)	19.1	(47.9)	101,155
Income tax provision (benefit)	6,821	(19,594)	4.4	(13.1)	26,415
Net income (loss)	$22,575	$(52,165)	14.7%	(34.8)%	$74,740

	Three Months Ended September 30,		Percentage of Revenue Three Months Ended September 30,		Increase (Decrease)
	2019	2018	2019	2018	2019 versus 2018
	(In thousands, except percentages)
EBITDA	$57,279	$(45,081)	37.3%	(30.1)%	$102,360	(227.1)%
Adjusted EBITDA	61,674	55,427	40.2	37.0	6,247	11.3
Free Cash Flow	37,058	17,476	24.1	11.7	19,582	112.1

Total Revenues.  The following table depicts revenues by type of business for the three-month periods ended September 30:

	Storage Solutions
	Three Months Ended September 30,
	2019	2018	Increase (Decrease) 2019 versus 2018
	(In thousands, except percentages)
Revenues:
Rental	$116,820	$112,639	$4,181	3.7%
Sales	6,439	7,696	(1,257)	(16.3)
Other	75	40	35	87.5
Total revenues	$123,334	$120,375	$2,959	2.5

	Tank & Pump Solutions
	Three Months Ended September 30,
	2019	2018	Increase (Decrease) 2019 versus 2018
	(In thousands, except percentages)
Revenues:
Rental	$28,699	$28,285	$414	1.5%
Sales	1,448	1,020	428	42.0
Other	36	27	9	33.3
Total revenues	$30,183	$29,332	$851	2.9

Of the $153.5 million of total revenues for the three months ended September 30, 2019, $123.3 million, or 80.3%, related to the Storage Solutions business and $30.2 million, or 19.7%, related to the Tank & Pump Solutions business.  Of the $149.7 million of total revenues for the three-month period ended September 30, 2018, $120.4 million, or 80.4%, related to the Storage Solutions business and $29.3 million, or 19.6%, related to the Tank & Pump Solutions business.

Rental Revenues. Storage Solutions rental revenues increased 3.7% during the three-month period ended September 30, 2019, as compared to the prior-year period.  In constant currency, rental revenues increased 4.7%.  This increase was driven by a 3.6% increase in year-over-year rental rates, as well as favorable mix and increases in delivery and pickup revenue, offset by a slight decrease in average units on rent on a consolidated basis.  Average units on rent in North America were up slightly during the current-year quarter compared to the prior-year, while average units on rent in the U.K. were down 3.4%.

During 2018, we began to pursue partnerships with other rental companies to provide supplementary product offerings for certain of our Storage Solutions customers.  Arranging these comprehensive managed rental services for our customers increases loyalty while generating additional revenue, without additional investment in fleet.  While these revenues were not material for the third quarter of 2019 or 2018, we do expect to continue to develop these revenues.  During the third quarter of 2019 we recognized $2.5 million of rental revenue related to managed service arrangements, compared to $2.0 million in the third quarter of 2018.

Excluding revenues and units related to managed rental service arrangements, yield for the three months ended September 30, 2019 (calculated as rental revenues divided by average units on rent and adjusted to a 28-day period) increased 4.0%, or 5.0% in constant currency, as compared to the prior-year period.  The increase was driven by higher rates overall, and in North America, favorable mix and increased delivery and pickup revenue.

Rental revenues within the Tank & Pump Solutions business increased $0.4 million, or 1.5%, for the three-month period ended September 30, 2019, as compared to the prior-year period. Increased average fleet on rent combined with increased re-rent activity and slight increases in year-over-year rates were largely offset by changes in rental mix. Delivery, pickup and similar revenue was consistent with the prior-year period.  Downstream activity continues to be solid overall with increased year-over-year rental revenue driven by the continued growth of business conducted under several large master service agreements signed in late 2017 and early 2018, as well as increased rates.  These agreements were still in early stages in the third quarter of 2018 and are now implemented.  Increased revenue related to these agreements more than offset decreased activity at certain of our downstream customers due to the completion of large-scale maintenance projects.  Rental revenue related to upstream activity decreased compared to the prior-year period, while rental revenues from our diversified customers were up compared to the prior-year quarter as a result of increased project activity.

Sales Revenues. We focus on rental revenues. In general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location.  Storage Solutions sales revenue of $6.4 million for the quarter ended September 30, 2019 decreased $1.3 million, or 16.3%, compared to the prior-year period.  Tank & Pump Solutions sales revenue of $1.4 million for the quarter ended September 30, 2019 increased $0.4 million from the prior-year period.

Costs and Expenses. The following table depicts costs and expenses by type of business for the three-month periods ended September 30:

	Storage Solutions
	Three Months Ended September 30,
	2019	2018	Increase (Decrease) 2019 versus 2018
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$72,353	$71,121	$1,232	1.7%
Cost of sales	4,048	5,226	(1,178)	(22.5)
Asset impairment charge and loss on divestiture, net	—	96,092	(96,092)	n/a
Depreciation and amortization	10,576	9,758	818	8.4
Total costs and expenses	$86,977	$182,197	$(95,220)	(52.3)

	Tank & Pump Solutions
	Three Months Ended September 30,
	2019	2018	Increase (Decrease) 2019 versus 2018
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	19,046	$19,643	$(597)	(3.0)%
Cost of sales	790	544	246	45.2
Asset impairment charge and loss on divestiture, net	—	2,186	(2,186)	(100.0)
Depreciation and amortization	6,914	6,433	481	7.5
Total costs and expenses	$26,750	$28,806	$(2,056)	(7.1)

Rental, Selling and General Expenses.  Rental, selling and general expenses for the three months ended September 30, 2019 of $91.4 million increased $0.6 million, or 0.7%, as compared to the prior-year period.  As a percentage of total revenues, rental, selling and general expenses were 59.5% for the three months ended September 30, 2019, which was a decrease from 60.6% in the prior-year period.

Rental, selling and general expenses for the three months ended September 30, 2019 included $1.9 million of expense related to incremental costs associated with actual and potential acquisitions.  Excluding these expenses, rental, selling and general expenses decreased $1.3 million, or 1.4% and as a percentage of total revenues decreased to 58.3%.  In constant currency, consolidated rental, selling and general expenses decreased $0.6 million, or 0.6%.

Excluding the incremental costs associated with actual and potential acquisitions, Storage Solutions rental, selling and general expenses for the three months ended September 30, 2019 decreased $0.7 million.  In constant currency rental, selling and general expense was flat as compared to the prior-year period. An increase in payroll costs, was largely offset by a decrease in short-term variable incentive plan expense.  Additionally, decreased transportation costs offset higher administrative costs, including an increase in provision for doubtful accounts.

Rental, selling and general expenses for the Tank & Pump Solutions business decreased $0.6 million, or 3.0%, in the current-year quarter, as compared to the prior-year quarter.  Increased payroll costs were more than offset by decreased short-term variable incentive plan expense and decreased third party transportation costs.

Cost of Sales. Cost of sales is the cost related to our sales revenue only. Within the Storage Solutions business, cost of sales was $4.0 million and $5.2 million for the three months ended September 30, 2019 and 2018, respectively.  Storage Solutions sales revenue, less cost of sales (sales profit), was $2.4 million and $2.5 million for the three-months ended September 30, 2019 and 2018, respectively.  Sales profit expressed as a percentage of sales revenue (sales profit margin) was 37.1% in the quarter ended September 30, 2019 and 32.1% in the prior-year quarter.

Within the Tank & Pump Solutions business, cost of sales was $0.8 million in the quarter ended September 30, 2019 and $0.5 million for the quarter ended September 30, 2018.  Tank & Pump Solutions sales profit was $0.7 million and $0.5 million for the three-month periods ended September 30, 2019 and 2018, respectively.

Asset Impairment Charge and Loss on Divestiture, Net.  During the prior-year quarter we identified specific underperforming assets to classify as held for sale.  As a result, we recognized a loss of $98.3 million in that period.  See Note 7 in the accompanying condensed consolidated financial statements for more information.

Depreciation and Amortization Expense. Total depreciation and amortization expense was $17.5 million for the three months ended September 30, 2019, an increase of $1.3 million, or 8.0%, as compared to the prior-year period.

Interest Expense. Interest expense was $10.4 million for the three months ended September 30, 2019 and $10.5 million in the prior-year period. This slight decrease is due primarily to an overall decrease in debt outstanding largely offset by a higher effective interest rate on our lines of credit.  Our average debt outstanding in the quarter ended September 30, 2019 was $895.9 million, compared to $923.4 million in the prior-year quarter. The weighted average interest rate on our debt was 4.4% and 4.3% for the three-month periods ended September 30, 2019 and 2018, respectively, excluding the amortization of deferred financing costs. Taking into account the amortization of deferred financing costs, the weighted average interest rate was 4.6% and 4.5% for the three-month periods ended September 30, 2019 and 2018, respectively.

Provision for Income Taxes. During the quarter ended September 30, 2019, we had a $6.8 million provision for income taxes, compared to a benefit of $19.6 million in the prior-year quarter. Our effective income tax rate decreased to 23.2% for the three months ended September 30, 2019, compared to 27.3% for the prior-year quarter.

During the current-period quarter we had a $0.7 million benefit related to the true-up of a prior-year tax return.  In the quarter ended September 30, 2018, we recognized a $2.6 million reduction in our provisional tax expense related to the impact of the U.S. federal tax reform enacted in the fourth quarter of 2017.  Excluding the tax effect of the $98.3 million asset impairment charge and loss on divestiture discussed in Note 7 in the accompanying condensed consolidated financial statements, as well as the $2.6 million reduction to our provisional tax expense, our income tax provision for the three months ended September 30, 2018 was $7.4 million, and the tax rate was 28.0%.

Net Income. As a result of the income statement activity discussed above, we had net income of $22.6 million for the three months ended September 30, 2019, compared to net loss of $52.2 million for the three months ended September 30, 2018.

Adjusted EBITDA. For the three-month period ended September 30, 2019, we realized adjusted EBITDA of $61.7 million, an increase of $6.2 million.  In constant currency, adjusted EBITDA increased $6.6 million, or 12.0%, as compared to adjusted EBITDA of $55.4 million in the prior-year period. The increase was generated by revenue growth in both our Storage Solutions and Tank & Pump Solutions business, combined with reduced rental, selling and general expenses, after adjusting for certain items. Our adjusted EBITDA margins were 40.2% and 37.0% for the quarters ended September 30, 2019 and 2018, respectively.

During the three months ended September 30, 2019, adjusted EBITDA related to the Storage Solutions business increased $5.0 million.  In constant currency, adjusted EBITDA increased $5.4 million, or 11.7%, to $51.6 million from $46.2 million in the prior-year period. Increased adjusted EBITDA in North American Storage Solutions was partially offset by decreased Adjusted EBITDA in U.K. Storage Solutions.  Adjusted EBITDA related to the Tank & Pump Solutions business increased $1.2 million, or 13.3%, to $10.5 million during the three months ended September 30, 2019 from $9.3 million during the prior-year period.  Adjusted EBITDA margins for the quarter ended September 30, 2019 were 41.5% for the Storage Solutions business and 34.7% for the Tank & Pump Solutions business.

Nine Months Ended September 30, 2019, Compared to Nine Months Ended September 30, 2018

	Nine Months Ended September 30,		Percentage of Revenue Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	2019	2018	2019 versus 2018
	(In thousands, except percentages)
Revenues:
Rental	$429,597	$406,149	94.8%	93.9%	$23,448	5.8%
Sales	23,245	25,700	5.1	5.9	(2,455)	(9.6)
Other	517	511	0.1	0.1	6	1.2
Total revenues	453,359	432,360	100.0	100.0	20,999	4.9
Costs and expenses:
Rental, selling and general expenses	279,368	269,033	61.6	62.2	10,335	3.8
Cost of sales	14,484	16,925	3.2	3.9	(2,441)	(14.4)
Restructuring expenses	—	1,306	—	0.3	(1,306)	n/a
Asset impairment charge and loss on divestiture, net	—	98,278	—	22.7	(98,278)	(100.0)
Depreciation and amortization	52,960	50,206	11.7	11.6	2,754	5.5
Total costs and expenses	346,812	435,748	76.5	100.8	(88,936)	(20.4)
Income (loss) from operations	106,547	(3,388)	23.5	(0.8)	109,935	(3,244.8)
Other income (expense):
Interest income	12	6	—	—	6	n/a
Interest expense	(31,745)	(30,179)	(7.0)	(7.0)	(1,566)	5.2
Deferred financing costs write-off	(123)	—	—	—	(123)	n/a
Foreign currency exchange	(179)	69	—	—	(248)	n/a
Income (loss) before income tax provision (benefit)	74,512	(33,492)	16.4	(7.7)	108,004
Income tax provision (benefit)	19,794	(11,182)	4.4	(2.6)	30,976
Net income (loss)	$54,718	$(22,310)	12.1%	(5.2)%	$77,028

	Nine Months Ended September 30,		Percentage of Revenue Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	2019	2018	2019 versus 2018
	(In thousands, except percentages)
EBITDA	$159,340	$46,893	35.1%	10.8%	$112,447	239.8%
Adjusted EBITDA	174,811	153,980	38.6	35.6	20,831	13.5
Free Cash Flow	91,965	48,015	20.3	11.1	43,950	91.5

Total Revenues.  The following table depicts revenues by type of business for the nine-month periods ended September 30:

	Storage Solutions
	Nine Months Ended September 30,
	2019	2018	Increase (Decrease) 2019 versus 2018
	(In thousands, except percentages)
Revenues:
Rental	$339,930	$325,293	$14,637	4.5%
Sales	18,987	21,785	(2,798)	(12.8)
Other	363	399	(36)	(9.0)
Total revenues	$359,280	$347,477	$11,803	3.4

	Tank & Pump Solutions
	Nine Months Ended September 30,
	2019	2018	Increase (Decrease) 2019 versus 2018
	(In thousands, except percentages)
Revenues:
Rental	$89,667	$80,856	$8,811	10.9%
Sales	4,258	3,915	343	8.8
Other	154	112	42	37.5
Total revenues	$94,079	$84,883	$9,196	10.8

Of the $453.4 million of total revenues for the nine months ended September 30, 2019, $359.3 million, or 79.2%, related to the Storage Solutions business and $94.1 million, or 20.8%, related to the Tank & Pump Solutions business. Of the $432.4 million of total revenues for the nine-month period ended September 30, 2018, $347.5 million, or 80.4%, related to the Storage Solutions business and $84.9 million, or 19.6%, related to the Tank & Pump Solutions business.

Rental Revenues. Storage Solutions rental revenues increased 4.5% during the nine-month period ended September 30, 2019, as compared to the prior-year period.  In constant currency, rental revenues increased 5.6%.  This increase was driven by a 3.2% increase in year-over-year rental rates and a slight increase in units on rent, as well as favorable mix and increases in delivery and pickup revenue.

During 2018, we began to pursue partnerships with other rental companies to provide supplementary product offerings for certain of our Storage Solutions customers.  Arranging these comprehensive managed rental services for our customers increases loyalty while generating additional revenue, without additional investment in fleet.  While these revenues were not material for the first nine months of 2019 or 2018, we do expect to continue to develop these revenues.  During the nine months ended September 30, 2019 we recognized $6.5 million of rental revenue related to managed service arrangements, compared to $3.2 million in the first nine months of 2018.

Excluding revenues and units related to managed rental service arrangements, yield for the nine months ended September 30, 2019 increased 3.5%, or 4.6% in constant currency as compared to the prior-year period, due primarily to increased rates and increased delivery and pickup revenue.

Rental revenues within the Tank & Pump Solutions business increased $8.8 million, or 10.9%, for the nine-month period ended September 30, 2019, as compared to the prior-year period.  This increase was driven by an approximately 10.8% increase in fleet on rent for the current period and increased year-over-year rental rates.  Additionally, delivery, pickup and similar revenue increased due to growth in areas such as equipment monitoring and other trucking services.  In the downstream segment, increased year-over-year rental revenue for the nine months ended September 30, 2019 was driven by the continued growth of business conducted under several large master service agreements signed in late 2017 and early 2018, as well as increased rates.  These agreements were still in early stages in the first nine months of 2018 and are now implemented.  Within our upstream segment healthy year-over-year growth in the first six months of 2019 was offset by a year-over-year decrease in rental revenue for the three months ended September 30, 2019, resulting in a slight increase in rental revenue for the nine months ended September 30, 2019 as compared to the same period in the prior year.  Rental revenues from our diversified customers were up compared to the prior-year period as a result of increased project activity.

Sales Revenues. We focus on rental revenues. In general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location.  Storage Solutions sales revenue of $19.0 million for the nine months ended September 30, 2019 decreased $2.8 million, or 12.8%, compared to the prior-year period.  Tank & Pump Solutions sales revenue of $4.3 million for the nine months ended September 30, 2019 increased $0.3 million from the prior-year period.

Costs and Expenses. The following table depicts costs and expenses by type of business for the nine-month periods ended September 30:

	Storage Solutions
	Nine Months Ended September 30,
	2019	2018	Increase (Decrease) 2019 versus 2018
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$220,036	$212,248	$7,788	3.7%
Cost of sales	12,134	14,695	(2,561)	(17.4)
Restructuring expenses	—	1,306	(1,306)	n/a
Asset impairment charge and loss on divestiture, net	—	96,092	(96,092)	n/a
Depreciation and amortization	32,237	31,398	839	2.7
Total costs and expenses	$264,407	$355,739	$(91,332)	(25.7)

	Tank & Pump Solutions
	Nine Months Ended September 30,
	2019	2018	Increase (Decrease) 2019 versus 2018
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$59,332	$56,785	$2,547	4.5%
Cost of sales	2,350	2,230	120	5.4
Asset impairment charge and loss on divestiture, net	—	2,186	(2,186)	(100.0)
Depreciation and amortization	20,723	18,808	1,915	10.2
Total costs and expenses	$82,405	$80,009	$2,396	3.0

Rental, Selling and General Expenses.  Rental, selling and general expenses for the nine months ended September 30, 2019 of $279.4 million increased $10.3 million, or 3.8%, as compared to the prior-year period.  As a percentage of total revenues, rental, selling and general expenses were 61.6% for the nine months ended September 30, 2019, which was a decrease from 62.2% in the prior-year period.   In the first nine months of 2019, we realized savings of approximately $4.1 million related to the 2018 fleet divestiture and new strengthened processes around fleet management.

Rental, selling and general expenses for the nine months ended September 30, 2019 included $3.6 million related to the amendment of certain stock award agreements in conjunction with the transition of our Chief Executive Officer (“CEO”) to Chairman of the Board of Directors.  In addition, we recognized $2.6 million of expense related to incremental costs associated with actual and potential acquisitions.  Excluding these expenses, rental, selling and general expenses increased $4.1 million, or 1.5% and as a percentage of total revenues decreased to 60.2%.

Excluding the CEO transition expenses and the incremental costs associated with actual and potential acquisitions, Storage Solutions rental, selling and general expenses for the nine months ended September 30, 2019 increased $1.6 million.  In constant currency rental, selling and general expense increased $3.9 million, or 1.9%, from the prior-year period. The increase was primarily due to higher payroll costs.  Decreased short-term variable incentive plan expense was partially offset by increased expense related to our long-term share-based incentive compensation plan, as well as an increase in bad debt expense.

Rental, selling and general expenses for the Tank & Pump Solutions business increased $2.5 million, or 4.5%, in the first nine months of 2019, as compared to the prior-year period.  Increased payroll and maintenance costs to support the increased business was partially offset by decreased short-term variable incentive plan expense.

Cost of Sales. Cost of sales is the cost related to our sales revenue only. Within the Storage Solutions business, cost of sales was $12.1 million and $14.7 million for the nine months ended September 30, 2019 and 2018, respectively.  Storage Solutions sales profit was $6.9 million and $7.1 million for the nine-month periods ended September 30, 2019 and 2018, respectively.  Sales profit margin was 36.1% in the nine months ended September 30, 2019 and 32.5% in the prior-year period.

Within the Tank & Pump Solutions business, cost of sales was $2.4 million compared to $2.2 million in the nine-month periods ended September 30, 2019 and 2018, respectively.  Tank & Pump Solutions sales profit was $1.9 million and $1.7 million for the nine-month periods ended September 30, 2019 and 2018, respectively.

Asset Impairment Charge and Loss on Divestiture, Net.  During the prior-year period we identified specific underperforming assets to classify as held for sale.  As a result, we recognized a loss of $98.3 million in that period.  See Note 7 in the accompanying condensed consolidated financial statements for more information.

Depreciation and Amortization Expense. Total depreciation and amortization expense was $53.0 million for the nine months ended September 30, 2019, an increase of $2.8 million, or 5.5%, as compared to the prior-year period.

Interest Expense. Interest expense was $31.7 million for the nine months ended September 30, 2019 and $30.2 million in the prior-year period. This increase is due to a higher effective interest rate on our lines of credit, partially offset by an overall decrease in debt outstanding.  Our average debt outstanding in the nine months ended September 30, 2019 was $895.0 million, compared to $921.5 million in the prior-year period. The weighted average interest rate on our debt was 4.5% and 4.1% for the nine-month periods ended September 30, 2019 and 2018, respectively, excluding the amortization of deferred financing costs. Taking into account the amortization of deferred financing costs, the weighted average interest rate was 4.7% and 4.4% for the nine-month periods ended September 30, 2019 and 2018, respectively.

Provision for Income Taxes. During the nine months ended September 30, 2019, we had a $19.8 million provision for income taxes, compared to an $11.2 million benefit in the prior-year period. Our effective income tax rate decreased to 26.6% for the nine months ended September 30, 2019, compared to 33.4% for the prior-year period.

Our current-year rate was affected by non-deductible stock compensation of $3.6 million recorded in the current nine-month period, largely offset by a $0.7 million benefit related to a federal tax return true up.  See additional information regarding the non-deductible stock compensation in Note 15.

The prior-year effective tax was impacted by the $98.3 million asset impairment charge and loss on divestiture.  Additionally, in the prior-year period, we recognized a $2.9 million benefit resulting from the reduction of provisional tax expense related to the U.S. federal tax reform enacted in 2017, as well as benefits related to state tax rate changes enacted in the third quarter of 2018.  These tax benefits had the effect of increasing the effective tax rate due to the $33.5 million pre-tax loss recognized during the nine-month period.  Excluding the tax affects of the $98.3 million asset impairment charge and loss on divestiture, $1.3 million of restructuring expenses, as well as the $2.9 million reduction to our provisional tax expense, our income tax provision was $16.2 million, and the tax rate was 24.4%

Net (Loss) Income. As a result of the income statement activity discussed above, we had net income of $54.7 million for the nine months ended September 30, 2019, compared to a net loss of $22.3 million for the nine months ended September 30, 2018.

Adjusted EBITDA. For the nine-month period ended September 30, 2019, we realized adjusted EBITDA of $174.8 million, an increase of $20.8 million.  In constant currency, adjusted EBITDA increased $22.0 million, or 14.3%, as compared to adjusted EBITDA of $154.0 million in the prior-year period. The increase was generated by strong revenue growth in both our Storage Solutions and Tank & Pump Solutions business, and was partially offset by overall increased rental, selling and general expenses. Our adjusted EBITDA margins were 38.6% and 35.6% for the nine months ended September 30, 2019 and 2018, respectively.

During the nine months ended September 30, 2019, adjusted EBITDA related to the Storage Solutions business increased $14.1 million.  In constant currency, adjusted EBITDA increased $15.3 million, or 12.0%, to $143.1 million from $127.8 million in the prior-year period. Adjusted EBITDA related to the Tank & Pump Solutions business increased $6.7 million, or 25.8%, to $32.9 million during the nine months ended September 30, 2019 from $26.2 million during the prior-year period.  Adjusted EBITDA margins for the nine months ended September 30, 2019 were 39.5% for the Storage Solutions business and 35.0% for the Tank & Pump Solutions business.

LIQUIDITY AND CAPITAL RESOURCES

Renting is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The majority of the assets that we rent have very long useful lives and require relatively little maintenance expenditures. Most of the capital we have deployed in our rental business historically has been used to expand our operations geographically, execute opportunistic acquisitions, increase the number of units available for rent at our existing locations, and add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to cash flow from operations and the deferral of income taxes caused by accelerated depreciation of our fixed assets in our tax return filings. Our strong cash flows from operating activities for the nine-month periods ended September 30, 2019 and 2018 of $151.9 million and $116.2 million, respectively, resulted in free cash flow of $92.0 million and $48.0 million, respectively.  In addition to free cash flow, our principal current source of liquidity is our revolving credit facility as described below.

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

Our and our subsidiary guarantors’ obligations under the New Credit Agreement are secured by a blanket lien on substantially all of our assets. At September 30, 2019, we had $584.0 million of borrowings outstanding and $412.9 million of additional borrowing availability under the New Credit Agreement. We were in compliance with the terms of the New Credit Agreement as of September 30, 2019 and were above the minimum borrowing availability threshold and, therefore, are not subject to any financial maintenance covenants.

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

Cash Flow Summary.

	For the Nine Months Ended September 30,
	2019	2018
	(In thousands)
Net income (loss)	$54,718	$(22,310)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Asset impairment charge and loss on divestiture, net	—	98,278
Deferred income taxes	15,855	(12,891)
Other adjustments	67,163	57,662
Total adjustments to reconcile net income (loss) to net cash provided by operating activities	83,018	143,049
Changes in certain assets and liabilities	14,163	(4,519)
Net cash provided by operating activities	151,899	116,220
Net cash used in investing activities	(64,812)	(64,697)
Net cash used in financing activities	(85,247)	(61,108)
Effect of exchange rate changes on cash	(150)	1,069
Net increase (decrease) in cash	$1,690	$(8,516)

Operating Activities. Net cash provided by operating activities was $151.9 million for the nine months ended September 30, 2019, compared to $116.2 million in the prior-year period, an increase of $35.7 million.  The increase was driven by growth in our underlying business and changes in certain assets and liabilities.  Net cash provided by operating activities was increased by $14.2 million and reduced by $4.5 million related to changes in certain assets and liabilities for the nine months ended September 30, 2019 and 2018, respectively.  Decreased accounts receivable resulted in an $18.7 million increase in cash provided by operating activities for the nine months ended September 30, 2019.

Investing Activities. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. In addition to our expenditures for our rental fleet, capital expenditures include items such as the cost to buy or replace forklifts, trucks and trailers that we use to move and deliver our products to our customers, and for our computer information and communication systems. Net cash used in investing activities was $64.8 million in the nine months ended September 30, 2019, compared to $64.7 million in the prior-year period.   During the nine months ended September 30, 2019, we made one tuck-in acquisition for $4.9 million.  During the nine months ended September 30, 2018, we received $3.5 million related to the sale of assets held for sale.

Rental fleet expenditures were as follows for the periods indicated:

	Additions to Rental Fleet, Excluding Acquisitions for the Nine Months Ended September 30,
	2019	2018
	(In thousands)
North America Storage Solutions	$39,114	$39,400
United Kingdom Storage Solutions	3,657	5,805
Tank & Pump Solutions	18,476	20,415
Consolidated additions to rental fleet, excluding acquisitions	61,247	65,620
Proceeds from sale of rental fleet	(10,782)	(11,447)
Rental fleet net capital expenditures	$50,465	$54,173

Rental fleet expenditures were $61.2 million in the nine months ended September 30, 2019, a decrease of $4.4 million compared to the prior-year period.  Expenditures for rental fleet were made to meet overall increases in Tank & Pump Solutions demand as well as for North American Storage Solutions.  Proceeds of $10.8 million from the sale of rental fleet units for the first nine months of 2019 were consistent with the first nine months of 2018.  In general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of rental demand at a particular location; as such, the proceeds from sale of rental units will normally fluctuate from period to period.

Gross capital expenditures for property, plant and equipment were $9.9 million for the nine months ended September 30, 2019, compared to $14.6 million for the nine-month period ended September 30, 2018.  The current and prior-year periods include hardware and software-related costs of approximately $4.0 million and $5.6 million, respectively, largely driven by our ongoing technology innovations.

Financing Activities. Net cash used in financing activities during the nine months ended September 30, 2019 was $85.2 million, compared to $61.1 million for the prior-year period.  In the current-year period, we repaid $9.5 million under our lines of credit and paid $3.5 million of deferred financing costs primarily related to the New Credit Agreement. Also, in the nine months ended September 30, 2019, we paid $36.9 million of dividends and purchased $29.5 million of treasury stock, of which $28.4 million were purchased under our authorized share repurchase program.  As of September 30, 2019, we have $42.4 million remaining available for stock repurchases under our authorized share repurchase program.  In the prior-year period, we repaid $24.1 million under our lines of credit and paid $33.3 million of dividends.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations primarily consist of our outstanding balance under the New Credit Agreement, the principal amount of the 2024 Notes and obligations under finance leases. We also have operating lease liabilities for: (i) real estate properties for the majority of our locations with remaining lease terms typically ranging from one to five years, (ii) delivery, transportation and yard equipment, typically under a seven-year lease with purchase options at the end of the lease term at a stated or fair market value price, and (iii) office related equipment.

At September 30, 2019, primarily in connection with securing our insurance policies, we have provided certain insurance carriers and others with approximately $3.1 million in letters of credit. We currently do not have any material obligations under purchase agreements or commitments.

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

There have been no significant changes in our critical accounting policies, estimates and judgments during the nine-month period ended September 30, 2019.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This section and other sections of this Quarterly Report on Form 10-Q contain forward-looking information about our financial results and estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They include words such as “may,” “plan,” “seek,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “continue,” “project,” “should,” “likely,” “future,” “target,” “forecast,” “goal,” “observe,” and “strategy” or the negative thereof or variations thereon or similar terminology in connection with any discussion of future operating or financial performance. The forward-looking statements in this Quarterly Report on Form 10-Q reflect management’s beliefs, plans, objectives, goals, expectations, anticipations and intentions with respect to our financial condition, results of operations, future performance and business, and include statements regarding, among other things, our future actions; financial position; management forecasts; efficiencies; impacts on our liquidity or free cash flow; planned capital expenditures; cost savings, synergies and opportunities to increase productivity and profitability; our plans and expectations regarding acquisitions; income and margins; liquidity; anticipated growth; the economy; business strategy; budgets; projected costs and plans and objectives of management for future operations; sales efforts; taxes; refinancing of existing debt; and the outcome of contingencies such as legal proceedings and financial results.  Factors that could cause actual results to differ materially from projected results include, without limitation:

•	an economic slowdown in the U.S. and/or the U.K. that affects any significant portion of our customer base, or the geographic regions where we operate in those countries;
•	our ability to manage growth at existing or new locations;
•	our ability to obtain borrowings under our revolving credit facility or additional debt or equity financings on acceptable terms;
•	changes in the supply and price of new and used products we lease;
•	our ability to increase revenue and control operating costs;
•	our ability to raise or maintain rental rates;
•	our ability to leverage and protect our information technology systems;
•	our ability to protect our patents and other intellectual property;
•	oil and gas prices;
•	currency exchange and interest rate fluctuations;

•	governmental laws and regulations affecting domestic and foreign operations, including tax obligations, environmental, and labor laws;
•	changes in the supply and cost of the raw materials we use in refurbishing or remanufacturing Storage Solutions units;
•	competitive developments affecting our industry, including pricing pressures or new entrants;
•	the timing, effectiveness and number of new markets we enter;
•	changes impacting our customers in their respective industries;
•	our ability to identify, value and integrate acquisitions;
•	our ability to optimize our scalable ERP system;
•	changes in GAAP;
•	changes in local zoning laws affecting either our ability to operate in certain areas or our customer’s ability to use our products;
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  As of September 30, 2019, we had $584.0 million of indebtedness under our New Credit Agreement, which bears interest at variable rates.  Our average interest rate applicable to our revolving credit agreements was 4.0% for the nine months ended September 30, 2019.  Based upon the average amount of our variable rate debt of $583.8 million outstanding during the nine months ended September 30, 2019, our annual interest expense would increase by approximately $5.8 million for each one percentage point increase in the interest rate of our lines of credit.

Impact of Foreign Currency Rate Changes. We currently have operations outside the U.S., and we bill those customers primarily in their local currency, which is subject to foreign currency rate changes. Our operations in Canada are billed in the Canadian Dollar, and our operations in the U.K. are billed in British Pounds. We are exposed to foreign exchange rate fluctuations as the financial results of our non-U.S. operations are translated into U.S. dollars. The impact of foreign currency rate changes has historically been insignificant with our Canadian operations, but we have more exposure to volatility with our U.K. operations. Based on the level of our U.K. operations during the nine months ended September 30, 2019, a 10% change in the value of the British Pound as compared to the U.S. dollar would have changed net income by approximately $1.1 million for the nine months ended September 30, 2019.  We do not currently hedge our currency transaction or translation exposure, nor do we have any current plans to do so.

On June 23, 2016, the U.K. voted to leave the European Union (the “E.U.”) in a referendum vote that continues to have unknown social, geopolitical and economic impacts (“Brexit”).  The terms of the U.K.’s withdrawal remain highly uncertain, which has impacted their economy, and the chances of a no-deal Brexit cannot be ruled out. As the Brexit terms and their impact become clear, we may adjust our U.K. strategy and operations accordingly.  In order to help minimize our exchange rate gain and loss volatility, we finance our U.K. entities through our revolving credit facility, which allows us, at our option, to borrow funds locally in British Pound denominated debt. In the longer term, any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarterly period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes the information about purchases of our common stock during the quarterly period ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
				(In thousands)
July 2019	83	$33.36	—	$60,825
August 2019	304,906	30.69	303,648	51,507
September 2019	277,265	32.86	277,265	42,397
Total	582,254		580,913

(1)	The weighted average price paid per share of common stock does not include the cost of commissions.
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

ITEM 6. EXHIBITS

Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K

31.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE MINI, INC.

Date: November 1, 2019	/s/ Van A. Welch
Van A. Welch
Chief Financial Officer
(Principal Financial Officer)