Form 10-K
period 2019-12-31
MOBILE MINI INC
filed 2020-02-03
CIK 911109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Commission File Number 1-12804

(Exact name of registrant as specified in its charter)

Delaware	86-0748362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4646 E. Van Buren Street, Suite 400

Phoenix, Arizona 85008

(Address of principal executive offices) (Zip Code)

(480) 894-6311

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	MINI	Nasdaq Global Select Market
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

The aggregate market value on June 28, 2019 of the voting common stock held by non-affiliates of the registrant was approximately $1.3 billion.

As of January 24, 2020, there were 44,152,190 outstanding shares of the registrant’s common stock, par value $.01.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the registrant’s 2020 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

MOBILE MINI, INC.

2019 FORM 10-K ANNUAL REPORT

Cautionary Statement about Forward Looking Statements

Unless otherwise indicated, the terms “Mobile Mini,” the “Company,” “we,” “us” and “our” refer to Mobile Mini, Inc. together with its consolidated subsidiaries.

Our discussion and analysis in this Annual Report on Form 10-K, our 2019 Annual Report to Stockholders, our other reports that we file with the Securities and Exchange Commission (the “SEC”), our press releases and in public statements of our officers and corporate spokespersons contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. We have tried, wherever possible, to identify such statements by using words such as “may,” “plan,” “seek,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “continue,” “project,” “could,” “should,” “would,” “likely,” “future,” “target,” “forecast,” “goal,” “observe,” and “strategy” or the negative thereof or variations thereon or similar terminology. The forward-looking statements in this Annual Report on Form 10-K reflect management’s beliefs, plans, objectives, goals, expectations, anticipations and intentions with respect to our financial condition, results of operations, future performance and business, and include statements regarding, among other things, our future actions; financial position; management forecasts; efficiencies; cost savings, synergies and opportunities to increase productivity and profitability; our plans and expectations regarding acquisitions; income and margins; liquidity; anticipated growth; the economy; business strategy; budgets; projected costs and plans and objectives of management for future operations; sales efforts; taxes; refinancing of existing debt; and the outcome of contingencies such as legal proceedings and financial results.

Forward-looking statements are neither historical facts nor assurances of future performance.  Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to certain risks and uncertainties, including, without limitation, an economic slowdown in the United States (“U.S.”) and/or the United Kingdom (“U.K.”) that affects any significant portion of our customer base, or the geographic regions where we operate in those countries; our ability to manage growth at existing or new locations; our ability to obtain borrowings under our revolving credit facility or additional debt or equity financings on acceptable terms; changes in the supply and price of used containers; our ability to increase revenue and control operating costs; our ability to continue to develop revenue from managed rental services; our ability to raise or maintain rental rates; our ability to leverage and protect our information technology systems; our ability to protect our patents and other intellectual property; currency exchange and interest rate fluctuations; oil and gas prices; governmental laws and regulations affecting domestic and foreign operations, including tax obligations and labor laws; changes in the supply and cost of the raw materials we use in refurbishing or remanufacturing storage units; competitive developments affecting our industry, including pricing pressures; the timing, effectiveness and number of new markets we enter; our ability to cross-sell our portable storage and specialty containment products; our ability to integrate recent acquisitions; changes in generally accepted accounting principles; changes in local zoning laws affecting either our ability to operate in certain areas or our customer’s ability to use our products; any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas; our ability to utilize our deferred tax assets; and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Annual Report on Form 10-K will in fact transpire or prove to be accurate.  Readers are cautioned to consider the specific risk factors described herein and in “Item 1A. Risk Factors” of this Annual Report on Form 10-K, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.

The Company undertakes no obligation to update or publicly revise any forward-looking statement whether as a result of new information, future developments or otherwise.  All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.  You are advised, however, to review and consider any further disclosures we make on related subjects in our subsequently filed Form 10-Q and Form 8-K reports and our other filings with the SEC.  Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under “Item 1A. Risk Factors” of this Annual Report on Form 10-K.  We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  You should understand it is not possible to predict or identify all such factors.

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

Business Model

Mobile Mini, founded in 1983, focuses on renting rather than selling our units, with rental revenues representing approximately 95% of our total revenues for the year ended December 31, 2019.  We believe this strategy provides us with predictable, recurring revenue.  Additionally, our assets have long useful lives, low maintenance and generally maintain their value throughout their useful lives.  We also sell new and used units and provide delivery, installation and other ancillary products and value-added services.

Our business is comprised primarily of two product categories:

-	Storage Solutions

This category consists of our container and ground level office product offerings. We offer a wide range of Storage Solutions products in varying lengths and widths with an assortment of differentiated features such as patented locking systems, premium doors, electrical wiring and shelving. Our Storage Solutions products provide secure, accessible storage for a diversified client base of approximately 74,000 customers across various industries, including construction, retail and consumer services, industrial, commercial and governmental. Our customers use these products for a wide variety of storage applications, including construction materials and equipment, retail and manufacturing inventory, maintenance supplies, documents and records, household goods, and as portable offices.

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

As of December 31, 2019, our network includes 120 Storage Solutions locations, 20 Tank & Pump Solutions locations and 16 combined locations.  Included in our Storage Solutions network are 15 locations in the U.K., where we are a leading provider, and two in Canada. Our Storage Solutions fleet consists of approximately 200,200 units, and our Tank & Pump business has a fleet of approximately 12,700 units.  In the discussions below, we generally refer to our business and assets as either “Storage Solutions” or “Tank & Pump Solutions.”

Recent Strategic Transactions

In March 2019, we created more capital flexibility and positioned Mobile Mini for future growth by entering into the Second Amended and Restated ABL Credit Agreement dated as of March 22, 2019 (the “Credit Agreement”) with Deutsche Bank AG New York Branch (“Deutsche Bank”), as administrative agent, and the other lenders party thereto, which replaced our prior Amended and Restated ABL Credit Agreement dated as of December 14, 2015. The Credit Agreement extends the maturity of our ABL financing to March 2024 and reduces fees associated with unused credit.

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

We also offer ground level offices to serve the modular space industry, which includes mobile offices and other modular structures. Our ground level offices are either custom designed and manufactured or made from converted ISO (International Organization for Standardization) containers.  In addition, our fleet includes combination steel ground level office/storage units in varying lengths and widths to serve the various requirements of our customers.

Tank & Pump Solutions

In the specialty containment sector, we service different markets. We serve the industrial market, which is comprised mainly of chemical facilities and refineries (the “downstream” market), and, to a lesser extent, companies engaged in the exploration and production of oil and natural gas (the “upstream” market).  Additionally, we serve a diversified group of customers engaged in projects in the construction, pipeline and mining markets.  Downstream customers utilize our equipment and services to manage and remove liquid and solid waste generated by ongoing operating activities as well as turn-around projects and large-scale expansion projects, while upstream customers tend to rent steel tanks to store water used in well hydraulic fracturing (“fracking”).  Other customers utilize a wide variety of our products differentiated by the type of project in which they are engaged.

Business Environment and Outlook

Based on our assessment, we expect that the majority of our North American end markets will continue to drive demand for our products, although some macro-economic indicators are pointing to slower growth.  The construction industry, which represents approximately 36% of our consolidated rental revenue, is forecasted to continue to show growth.  Economic indicators related to the industrial and commercial end-segment are mixed.  Industrial and commercial customers, which comprise approximately 26% of our rental revenue, generally operate in industries such as:  large processing plants for organic and inorganic chemicals, refineries, distributors and trucking and utility companies.  Our national retail accounts typically involve seasonal demand in the third and fourth quarter during the holiday season.  Retail and consumer service customers comprise approximately 23% of our rental revenue and include department, drug, grocery and strip mall stores as well as hotels, restaurants, service stations and dry cleaners.  Upstream oil and gas customers comprise approximately 2% of our rental revenue and include companies performing such activities as exploratory well drilling, operation of producing wells and bringing crude oil and/or raw natural gas to the surface using alternative methods.

In October 2019, the U.K. and E.U. agreed upon the terms of the U.K.'s withdrawal from the E.U. in the form of a Withdrawal Agreement. The Withdrawal Agreement was ratified by the U.K. Parliament, and the European Parliament in Brussels, in late January, with the consequence that Brexit formally occurred on January 31, 2020.

Economists predict there may be a modest improvement in the U.K. economy in the early months of 2020, as certain of the uncertainties facing the economy are diluted by the decisive U.K. election result and the certainty of the U.K. leaving the E.U. on January 31, 2020. This may lead to business investment decisions and commitments to major projects going ahead. However, the upside is expected to be limited by, among other things, longer-term Brexit uncertainties after the end of 2020. The current opinion of most economists is that, even after the U.K. formally leaves the E.U., there will be no lasting recovery until a U.K.-E.U. trade deal is in place.

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

Our business units operate under one family of brands.  The portable storage business is branded as “Mobile Mini Storage Solutions,” while our specialty containment business is known as “Mobile Mini Tank + Pump Solutions”.  Together we are “Mobile Mini Solutions”.  The Mobile Mini Solutions brand name is associated with high quality products, superior customer service and value-added solutions. Our branding reinforces this reputation and communicates to Mobile Mini’s customers that the Company offers a diversified portfolio of products, with consistent quality and world-class service.

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

Sales and Marketing Emphasis. We target a diverse customer base and, unlike most of our competitors, have developed sophisticated sales and marketing programs enabling us to expand market awareness of our products and generate strong organic growth. We have a dedicated, commissioned sales team that works within our highly customized customer relationship management (“CRM”) system. We manage our salespersons’ effectiveness through extensive sales call monitoring, mentoring and intensive training programs. Our digital advertising includes paid and organic search, industry targeted content, social messaging and strategic partnerships.  Additionally, our web site is designed to maximize organic and local search features, making use of location-specific content using the latest in technology to connect our customers with the nearest branch, as quickly as possible. Our web site features video case studies, product specifications, easy access to our customer portal and supports real time sales inquiries that enable customers to chat live with salespeople.

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

We use a Net Promoter Score (“NPS”) system to measure customer loyalty through real time surveys conducted by a third party. We utilize customer feedback to drive service improvements across the Company, from our field locations to our corporate headquarters, resulting in proven success as evidenced by our best in class NPS score of 86% for 2019. We differentiate ourselves by coupling market-leading product quality, security, convenience, selection and availability, with exceptional customer service. We believe our superior customer service drives customer satisfaction and we survey our customers to determine the ease of doing business with us.  Survey results are scrutinized to prioritize customer-facing process improvements.

Within the tank and pump industry, we have leveraged our broad range of products and expertise to differentiate ourselves from our competitors. Our Tank & Pump Solutions business offers a full suite of the liquid and solid containment equipment required to execute a comprehensive containment solution that often must meet stringent regulatory and technical requirements.

Management Information Systems and Proprietary Digital Solutions.  We continue to make significant investments in the management information systems supporting our operations. Our customized management information systems enable us to optimize fleet utilization, control pricing, dispatch and track our trucks, capture detailed customer data, evaluate and approve credit applications, monitor company results, gain efficiencies in internal control compliance, and support our growth by projecting near-term capital needs. These systems also provide insight into estimating our forward-looking market potential by territory, enabling us to be more proactive and responsive when driving specific revenue streams.  Decision makers and field personnel at all levels have access to real-time business information. In addition, we consistently capture relevant customer demographic and usage information to target new customers within existing and new markets. These capabilities result in a competitive advantage over smaller, less sophisticated regional competitors.

As part of our commitment to be the supplier of choice for our customers in 2019 we expanded several proprietary digital business solutions. Our customer portal MM ConnectTM provides our customers real-time access to track and execute customer rental agreements, request services, review account history and make payments. In 2018 and 2019, we also introduced several mobile applications to drive efficiencies when interacting with our customers including delivery notifications, enabling real time contract activations and confirmation of delivery with digital signatures.  In 2019, we launched a live chat feature on our website that allows customers to be guided through the entire rental process digitally by a sales team member.  This alignment of technology and process provides value for our customers, drives market share growth and enables Mobile Mini to be easy to do business with.

Within the tank and pump industry specifically, we offer EnviroTrackTM, a proprietary, sophisticated technology platform that provides detailed real-time data capture, tracking and customized reporting capabilities.  We continue to further develop EnviroTrackTM as a GPS and smart-device enabled solution allowing our Tank & Pump Solutions customers to manage both their equipment on rent as well as their waste streams through the life cycle of the rental period.  Our technology is a market differentiator, enabling us to develop strong, long-term relationships with the majority of our customer base, many of whom are large, blue-chip companies.

In addition to our customer-facing solutions, we continue to deploy new technology internally to promote efficient and effective processes within operations.  In 2019, we implemented a new mobile platform to facilitate the inspection and repair process of units returning from rental contracts. This process ensures we have accurate status of all assets in yards and provides a clear view of specific required maintenance by unit, which ultimately results in accurate and timely billing of any damage caused while on rent. All solutions deployed are designed to ensure our fleet is maintained in a rent ready state.

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

Generate Strong Organic Growth. We focus on increasing market penetration and gaining additional revenues from existing customers as well as gaining new customers through sophisticated sales and marketing programs aimed at increasing brand recognition, expanding market awareness of the uses of portable storage and differentiating our superior products from those of our competitors. In particular, we have experienced increased customer demand for our ground level offices and anticipate strong rental revenue growth related to this product group.

Opportunistic Geographic Expansion. We continue to evaluate potential acquisitions of varying sizes for our North America Storage Solutions business.  Acquisitions are a method we may use to create value, gain market share and expand to new or underserved markets in North America where we believe demand for portable storage units is underdeveloped.  We also have a proven strategy to enter markets by migrating available fleet to new markets that can be serviced by nearby full-service field locations. From these start-up operational yards, we are able to redeploy existing available fleet, allowing for cost effective new location openings with minimal capital expenditures. We also believe we have the opportunity to geographically expand the markets in which we offer Tank & Pump Solutions products.

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

Managed Services.  For certain of our customers, we partner with other rental companies to provide supplementary product and service offerings that may not be provided as part of our core product offering. Arranging these comprehensive services for our customers increases customer loyalty while generating additional rental revenue without additional investment in fleet.

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

Focus on Efficient Utilization of Fleet. We are focused on following disciplined pricing practices and maintaining the right mix of products within each geography to maximize the return on our assets and we continuously strive to enhance our fleet management processes to maximize fleet availability. Additionally, our salesforce proactively reaches out to the market to increase awareness of our products and has sophisticated tools to increase sales productivity. Optimizing fleet availability enables increased utilization resulting in higher rental margins, reduced capital expenditure requirements and maximum return on investment.

Drive Profitability of Existing Locations.  We have established key performance indicators to optimize profitability at individual locations and incentivize local management teams based on the performance of their branch.  We also compare results across locations and regions to identify areas of opportunity for growth or for increased efficiencies.

Continuous Improvement in Our Systems.  We have made significant investments in our management information systems supporting our operations and believe these systems give us a competitive advantage. We utilize SAP® Enterprise Resource Planning (“ERP”) system which is a scalable platform to support future growth. We are focused on continued enhancements that drive further process improvements and efficiencies.

Products

To achieve favorable pricing and optimize our capital expenditures we centrally manage the purchasing of our rental fleet.  We acquire our products through a trusted worldwide network of industry leading suppliers and manufacturers, negotiating competitive purchasing programs aimed at reducing total cost of ownership and maximizing asset returns across all of our business units.  We maintain our assets at industry leading quality standards through rigorous maintenance programs executed throughout its branch network.  We do not generally maintain long-term contracts with any of our suppliers.

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

Tank & Pump Solutions

We offer a broad range of specialty containment equipment and services complemented by an assortment of pumps, filtration units and waste hauling services. In addition, we offer ancillary products for rental and for sale to our customers, such as hoses, pipes, filters and spill containment. Our principal products and services include those listed below:

•

Steel Tanks. Our fleet of steel tanks offers flexible sizes and other options such as weir, gas buster and open top steel tanks. Applications include:  temporary storage of chemicals, water and other liquids, thorough mixing, agitation and circulation of stored liquids with other products, removal of gas from fluids circulated in the wellbore - such as mud used during drilling operations and settling of solids in liquids prior to filtration or discharge.

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

Product Lives and Durability

We rent containers and equipment that have been in our fleet for various lengths of time at similar rates, without regard to the age of the unit. Third-party appraisals on our rental fleet are required by our lenders on a regular basis. The appraisals typically report no difference in the value of the unit due to the age or length of time it has been in our fleet.  These appraisals are used to calculate our available borrowings under our Credit Agreement. Based in part upon our lender’s third-party appraiser who evaluated our fleet as of August 31, 2019, management estimates that the net orderly liquidation appraisal value of our rental fleet at December 31, 2019 was approximately $1.1 billion.  Our net book value for this fleet as of December 31, 2019 was $966.2 million.

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

Remanufacturing and Manufacturing of Storage Solutions Containers

We purchase used ISO containers from leasing companies, shipping lines and brokers. These containers were originally built to ISO standards and are 8 feet wide, up to 9.5 feet high and 20, 40 or 45 feet long. After acquisition, we remanufacture and modify these ISO containers. Remanufacturing typically involves cleaning, removing rust and dents, repairing floors and sidewalls, painting, adding our signs and further customizing units by adding our proprietary easy opening door system and our patented locking system. Modification typically involves splitting some containers into differing lengths.  The capitalized cost for remanufactured units includes the price we paid for the unit, plus the cost of customizing units and freight charges to our location when the unit is first placed in service.  For manufactured units, cost includes our manufacturing cost, customization costs and freight charges to our location when the unit is first placed in service.  In addition, we also purchase containers that have been manufactured in China that meet our size and quality specifications and as a result require no further customization.

Rental Fleet Composition

The table below outlines the composition of our Storage Solutions rental fleet at December 31, 2019:

	Rental Fleet	Number of Units	Percentage of Gross Fleet in Dollars	Percentage of Units
	(In thousands)
Steel storage containers	$627,230	170,717	63%	85%
Steel ground level offices	366,630	28,762	37	14
Other	6,565	672	—	1
Storage Solutions rental fleet	1,000,425	200,151	100%	100%
Accumulated depreciation	(166,565)
Storage Solutions rental fleet, net	$833,860

The table below outlines the composition of our Tank & Pump Solutions rental fleet at December 31, 2019:

	Rental Fleet	Number of Units	Percentage of Gross Fleet in Dollars	Percentage of Units
	(In thousands)
Steel tanks	$82,015	3,254	42%	26%
Roll-off boxes	35,398	5,640	18	45
Stainless steel tank trailers	29,716	639	15	5
Vacuum boxes	16,775	1,521	8	12
Dewatering boxes	9,486	880	5	7
Pumps and filtration equipment	14,343	725	7	5
Other	9,776	n/a	5	n/a
Tank & Pump Solutions rental fleet	197,509	12,659	100%	100%
Accumulated depreciation	(65,146)
Tank & Pump Solutions rental fleet, net	$132,363

Operations

Our senior management analyzes and manages our business as (i) two Storage Solutions business segments: North America and the U.K. and (ii) one Tank & Pump Solutions business segment. To effectively manage this business across different geographic areas, we divide these business segments into smaller management areas we call divisions, regions and locations. Each of our locations, in their respective segment, generally has similar characteristics covering products rented or sold, similar customer bases, sales personnel, advertising, yard facilities, general and administrative costs and field operations management. Further financial information by segment is provided in Note 16 “Segment Reporting” to the accompanying consolidated financial statements.

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

Locations have dedicated sales staff and transportation personnel that deliver and pick up units from customers. We also supplement our delivery fleet by outsourcing delivery services to independent haulers when appropriate. The locations have delivery trucks and forklifts to load, transport and unload units and a yard staff responsible for unloading and stacking units. Portable storage steel units can be stored by stacking them to maximize usable ground area. Our branch employees perform preventive maintenance tasks but outsource major repairs and other maintenance requirements either externally or to a senior repair team.

Sales and Marketing

Storage Solutions

We approach the market through a territory-based sales model with local, regional and national sales, including dedicated staff at our field locations as well as at our National Sales Center (“NSC”). Our field sales representatives handle local inbound calls and work to develop their branch territory and deepen local relationships through effective networking. Additionally, throughout the salesforce, we have multiple avenues of customer communication, including digital methods like live chat.  The NSC handles overflow, answering inbound calls and working digital leads while initiating outbound sales campaigns across our footprint. Our one-team approach means that everyone works with our local branch managers and dispatchers to ensure customers receive integrated first-class service from inquiry to pickup.  We believe that offering our customers local sales and service support in addition to the convenience of a centralized sales operation, allows us to serve all of our customers in a dedicated, efficient manner.

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

Customers

Storage Solutions

In 2019, we served approximately 74,000 customers.  Within the Storage Solutions product lines, our largest customer accounted for approximately 6% and 7% of our rental revenues for the years ended December 31, 2019 and 2018, respectively, while no other customer accounted for more than 2% of rental revenues either year. Our 20 largest customers combined accounted for approximately 14% and 15% of Storage Solutions rental revenues in 2019 and 2018, respectively.  During 2019 and 2018, approximately 56% of our customers rented a single unit. We target customers who we believe can benefit from our Storage Solutions, either for seasonal, temporary or long-term storage needs. Customers use our portable storage units for a wide range of purposes.

Tank & Pump Solutions

Our Tank & Pump Solutions customers are concentrated in the Gulf Coast region of the U.S. and are generally large companies, including blue-chip companies, with whom we have long-term relationships. During the year ended December 31, 2019, our first and second largest customers accounted for approximately 10% and 8%, respectively of Tank & Pump Solutions revenue and during the year ended December 31, 2018 our first and second largest customers accounted for approximately 12% and 7%, respectively of Tank & Pump Solutions rental revenues. Our 20 largest customers combined accounted for approximately 52% and 53% of Tank & Pump Solutions rental revenues in 2019 and 2018, respectively.  Generally, our Tank & Pump Solutions customers belong in one of the following three categories:

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

We estimate that total 2019 Tank & Pump Solutions rental revenue was 71%, 10% and 19% from downstream, upstream and diversified customers, respectively.

Combined Customer Base

The following table provides an overview of our customers and the estimated portion of total rental revenue generated by each customer group during the year ended December 31, 2019:

Business	Estimated Percentage	Representative Customers
Construction	36%	General, electrical, plumbing and mechanical contractors, landscapers, residential homebuilders, and equipment rental companies

Retail and consumer services	23%	Department, drug, grocery and strip mall stores, hotels, restaurants, dry cleaners and service stations

Industrial and commercial	26%	Major processing plants for organic and inorganic chemicals, refineries, distributors and trucking and utility companies

Government and institutions	6%	National, state and local agencies and municipalities, schools, hospitals, medical centers, military, Native American tribal governments and reservations

Oil and gas	2%

Companies performing such activities as exploratory well drilling, operation of producing wells and bringing crude oil and/or raw natural gas to the surface using alternative methods (including fracking)

Other	7%

Total	100%

Rental Terms

Storage Solutions

We enter into contracts with our Storage Solutions customers generally based on a 28-day rate and billing cycle.  The rental continues until cancelled by the customer or the Company. On average, the steel storage containers on rent at December 31, 2019, have been in place for 30 months, and the steel ground level offices on rent at December 31, 2019 have been in place for 15 months. Our rental contracts provide that the customer is responsible for the cost of delivery and pickup and specify that the customer is liable for any damage done to the unit beyond ordinary wear and tear. Customers may purchase a damage waiver from us to avoid damage liability in certain circumstances, which provides us with an additional source of recurring revenue. Customer possessions stored within a portable storage unit are the responsibility of that customer.

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

Competition

In all segments, we face competition from local and regional companies, as well as national companies, in substantially all of our current markets. We compete with several large national and international companies in our ground level office product line. Our competitors include lessors of storage units, mobile offices, van trailers and other structures used for portable storage. We also compete with conventional fixed self-storage facilities. In our Storage Solutions segments, we compete primarily in terms of security, convenience, product quality, broad product selection and availability, rental rates and customer service. In our Storage Solutions business, our largest competitors are WillScot Corporation, PODS, Pac-Van, 1‑800-PACK-RAT, Haulaway Storage Containers, ModSpace, McGrath RentCorp, and Wernick Hire, along with other national, regional and local companies.

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

Employees

As of December 31, 2019, we employed 2,042 employees, the majority of which are full time.  Of these employees, 1,643 are employed in North America and 399 are employed in the U.K.  No employees are currently covered by a collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

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

Environmental, Social and Safety

Our operations, and the operations of certain of our customers, are subject to numerous federal and local laws and regulations governing environmental protection and transportation. These laws regulate such issues as wastewater, storm water and the management, storage and disposal of, or exposure to, hazardous substances.  We are not aware of any pending environmental compliance or remediation matters that are reasonably likely to have a material adverse effect on our business, financial position or results of operations.  However, failure by us to comply with applicable environmental and other requirements could result in fines, penalties, enforcement actions, third party claims, remediation actions, and could negatively impact our reputation with customers. We have adopted Environmental and Social Commitment Policies outlining our commitment to environmental responsibility and accountability and our commitment to respect internationally recognized human rights and labor standards. These policies apply to the company as a whole, our customers, and our vendors and suppliers and are available on our website. We have a company-wide focus on safety and have implemented a number of measures to promote workplace safety. Customers are increasingly focused on safety records in their sourcing decisions due to increased regulations to report all incidents that occur at their sites and the costs associated with such incidents.

Cybersecurity

We believe that we have implemented appropriate preventative measures to avert and mitigate the effects of cyber-attacks; however, like other companies, the measures that we employ to protect our systems may not detect or prevent all cybersecurity breaches. We have, from time to time, experienced threats to our data and systems, including malware, computer virus attacks and phishing attempts. We monitor regional regulatory requirements to ensure compliance and to continually improve our processes. Additionally, in the event we encounter any suspected cybersecurity issues, we have a robust response plan, including controls over the sales of securities by executives and those with knowledge of any cybersecurity issues to prevent insider trading on non-public information related to cybersecurity risks and incidents. While we carry robust cybersecurity insurance, costs and consequences of a cybersecurity incident could include remediation expenses, lost revenues, litigation, increased insurance premiums, reputational damage and erosion of shareholder value. Our Board regularly reviews our cybersecurity risks and controls with senior management.  We have not experienced a material cybersecurity breach.

Access to Information

Our website is located at www.mobilemini.com. We make available at this address, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Throughout  this Form 10-K, we “incorporate by reference” as identified herein certain information from parts of our proxy statement for the 2020 Annual Meeting of Stockholders, which we will file with the SEC and which will be available free of charge on our website. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Exchange Act are also available through our website. Information contained on our website does not, and shall not be deemed to, constitute part of this Annual Report on Form 10-K.  Mobile Mini’s reference to the URL for our website is intended to be an inactive textual reference only.

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

On June 23, 2016, the U.K. voted to leave the European Union (the “E.U.”) in a referendum vote that continues to have unknown social, geopolitical and economic impacts (“Brexit”).  In October 2019, the U.K. and E.U. agreed upon the terms of the U.K.'s withdrawal from the E.U. in the form of a Withdrawal Agreement. The Withdrawal Agreement was ratified by the U.K. Parliament, and the European Parliament in Brussels, in late January, with the consequence that Brexit formally occurred on January 31, 2020.

Under the Withdrawal Agreement, a "transition period" will come into force for eleven months, from February 1, 2020 until December 31, 2020. During this time E.U. rules and regulations as they currently apply to our U.K. business will remain the same. The U.K. Government has stated that the transition period will end on December 31, 2020.  This deadline will be incorporated into U.K. legislation. If a U.K.-E.U. trade deal is not agreed to by the end of 2020, the U.K.’s trade with the E.U. and the rest of the world would be subject to tariffs and duties set by the World Trade Organization. Additionally, the movement of goods between the U.K. and the remaining member states of the E.U. would be subject to additional inspections and documentation checks, leading to possible delays at ports of entry and departure. Although the Withdrawal Agreement ensures that a "no-deal" or "cliff-edge" Brexit was avoided on January 31, 2020, there is no certainty that a similar effect will be avoided at the end of 2020. This could result in an adverse impact on labor and trade and will create further short-term currency volatility in global stock markets and currency exchange rate fluctuations, which could result in a decrease in the profitability of our U.K. operations.

Many of our larger National Account customers are retailers, which is a sector that has been undergoing pressure from changes in their competitive environment.  We also service customers in a variety of other industries, some of which have also been under financial pressure. If changes in the businesses of our customers cause them to rent fewer units or to be unable to meet their obligations to us, our operating results could be materially adversely affected.

National Accounts made up approximately 37% of our 2019 North American Storage Solutions rental revenues. Many of these accounts are large retailers who are under pressure from changes to their industry (including consolidation and lower sales revenue from physical locations). While none of these changes has yet had a material impact on our business, it could be that future changes to the retail industry would cause them to rent fewer units from us. Alternatively, consolidation or financial pressures could see some retail customers either be acquired or become bankrupt. We also service a variety of other industries, some of which have also been under financial pressure.

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

We have in the past, and intend in the future, to expand our Storage Solutions and Tank & Pump Solutions operations into new geographic markets in North America.  This expansion could require financial resources that would not therefore be available for other aspects of our business.  In addition, this expansion could require the time and attention of management, leaving less time to focus on existing business. If we fail to manage the risks inherent in our geographic expansion, we could incur capital and operating costs without any related increase in revenue, which would harm our operating results.

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

We may not be able to complete and integrate future acquisitions, or greenfield expansions, or successfully integrate past acquisitions.

Historically, we have achieved growth through acquisitions and continue to consider potential acquisitions on a strategic basis.  We may not be able to successfully complete future strategic acquisitions if we cannot reach agreement on acceptable terms or for other reasons.  Should we be unable to complete future acquisitions, our strategy for growth could be impeded.

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

We continually initiate new operational processes designed to increase revenue while continuing to pursue our strategy of reducing operating costs where available. Additionally, we employ a hybrid sales strategy of using local sales people in addition to a centralized call center team designed to meet customer needs and drive revenue growth.  However, no assurance can be given that these strategies will achieve the desired goals and efficiencies in the future. The success of these strategies is somewhat dependent on a number of factors that are beyond our control.

Even if we carry out these processes in the manner we currently expect, we may not achieve the improvements or efficiencies we anticipate, or on the timetable we anticipate. There may be unforeseen productivity, revenue or other consequences resulting from our strategies that will adversely affect us or impact our strategies for asset management. Therefore, there can be no guarantee that our strategies will prove effective in achieving desired profitability, margins, or returns on capital employed. Additionally, these strategies may have adverse consequences if our cost cutting and operational changes are deemed by customers to adversely impact product quality or service levels.

Any material failure, inadequacy, interruption or breach of security of our information technology could harm our ability to effectively operate our business.

We rely heavily on information systems across our operations. We also utilize third-party cloud providers to host certain of our applications and to store data. Our ability to effectively manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively could result in substantial harm or inconvenience to us, our employees, or our customers and negatively impact our results.

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

At December 31, 2019, we had $713.4 million of goodwill, $51.2 million of unamortized intangible assets and $966.2 million of undepreciated rental fleet on our Consolidated Balance Sheet. Goodwill is reviewed at least annually for impairment. All long-lived assets are reviewed for impairment when an impairment indicator is present. Impairment may result from, among other things, deterioration in the performance of the business, adverse market conditions, stock price, and adverse changes in applicable laws or regulations, including changes that restrict the activities of the Company.

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

Our operations are capital intensive, and we operate with a high amount of debt relative to our size. At December 31, 2019, we had $250.0 million in aggregate principal amount of 5.875% senior notes due July 1, 2024 (the “2024 Notes”) and $555.4 million of indebtedness under the Credit Agreement. Our substantial indebtedness could have adverse consequences. For example, it could:

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which could reduce the availability of our cash flow to fund future working capital, pay dividends, capital expenditures, acquisitions and other general corporate purposes;

•	make it more difficult for us to satisfy our obligations with respect to the 2024 Notes;
•	expose us to the risk of increased interest rates, as approximately 63% of our borrowings are at variable rates of interest;
•	require us to sell assets to reduce indebtedness or influence our decisions about whether to do so;
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	restrict us from making strategic acquisitions or pursuing business opportunities; and
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

We may not be able to generate sufficient cash to service all of our debt and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

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

The planned discontinuation or replacement of LIBOR would require us to amend our Credit Agreement and may otherwise adversely affect our business.

The Financial Conduct Authority announced that it intends to phase out the London interbank offered rate (“LIBOR”) by the end of 2021.  Outstanding amounts under our Credit Agreement currently bear interest at our option at either: (i) LIBOR plus an applicable margin or (ii) the prime rate plus an applicable margin.   Under the Credit Agreement, when LIBOR ceases to exist after 2021, Deutsche Bank, as our administrative agent, is required to present us with a new benchmark interest rate they believe is used by the wider industry.  If we agree with the proposed benchmark interest rate, an amendment will be made to the Credit Agreement.  If we disagree, we can negotiate a new benchmark interest rate with Deutsche Bank.  If an agreement is reached, any calculation of interest based upon the new benchmark interest rate may result in higher interest rates than are currently available to us under the Credit Agreement. To the extent that these interest rates increase, our interest expense may also increase, which could adversely affect our financial condition, operating results and cash flows.  If no agreement on a new benchmark interest rate can be reached with Deutsche Bank, our access to credit under the Credit Agreement may be hindered.

Fluctuations between the British pound and U.S. dollar could adversely affect our results of operations.

We derived approximately 13% of our consolidated rental revenues in 2019 from our operations in the U.K. The financial position and results of operations of our U.K. subsidiaries are measured using the British pound as the functional currency. As a result, we are exposed to currency fluctuations both in receiving cash from our U.K. operations and in translating our financial results back into U.S. dollars. We believe the impact on us of currency fluctuations from an operations perspective is mitigated by the fact that the majority of our expenses, capital expenditures and revenues in the U.K. are in British pounds. We do, however, have significant currency exposure as a result of translating our financial results from British pounds into U.S. dollars for purposes of financial reporting. Assets and liabilities of our U.K. subsidiaries are translated at the period-end exchange rate in effect at each balance sheet date. Our income statement accounts are translated at the average rate of exchange prevailing during each month. Translation adjustments arising from differences in exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ equity.

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

We operate in the U.S. pursuant to operating authority granted by the U.S. Department of Transportation (“DOT”). Our Company drivers must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and hours-of-service. Such matters as equipment weight and dimensions are also subject to government regulations. Our safety record could be ranked poorly compared to our peer firms.  A poor safety ranking may result in the loss of customers or difficulty attracting and retaining qualified drivers which could affect our results of operations. Should additional rules be enacted in the future, compliance with such rules could result in additional costs.

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

Approximately 2% of our consolidated rental revenue for the year ended December 31, 2019 is related to customers involved in the upstream exploration and production of oil and natural gas.  A portion of this revenue involves rentals to customers that use the fracking method to extract natural gas.  The Environmental Protection Agency has issued regulations or guidance regarding certain aspects of the process.  Other federal, state and local governments and governmental agencies also investigate and/or regulate fracking.  Additional governmental regulation could result in increased costs of compliance or the curtailment of fracking in the future, which would adversely affect our revenue and results of operations.

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

On June 15, 2018, the U.S. government issued part 2 of the 25% ad valorem tariff that will be applied to Chinese exports to the U.S. The list of proposed commodities that would be subject to this 25% tariff included intermodal containers, however, this was later reversed, and containers were removed from the list of items subject to the tariffs. On May 17, 2019, containers were placed on a subsequent list (“List 4”) of products subject to an additional 10% tariff. While, this List 4 was subsequently reversed again and containers were removed from such list, there cannot be any guarantee that containers will not later be subject to future tariffs. Because most portable storage containers currently in the United States are originally manufactured in China to transport goods before eventually being sold for domestic use, any proposed future tariff would immediately increase the cost of new and used containers being sold into the U.S. If such a tariff were to be enacted, steel container prices would increase. We may not be able to pass such price increases on to our customers and may not be able to secure adequate alternative sources of containers on a timely or cost-effective basis. Either of these occurrences could adversely affect our results of operations and financial condition.

RISKS RELATED TO OUR COMMON STOCK

The market price of our common stock has been volatile and may continue to be volatile and the value of your investment may decline.

Volatility may cause wide fluctuations in the price of our common stock on the NASDAQ Global Select Market. The market price of our common stock is likely to be affected by:

•	changes in general conditions in the economy, geopolitical events or the financial markets;
•	variations in our quarterly operating results;
•	changes in financial estimates by securities analysts;
•	our ability to maintain our dividend;
•	other developments affecting us, our industry, customers or competitors;
•	changes in demand for our products or the prices we charge due to changes in economic conditions, competition or other factors;
•	general economic conditions in the markets where we operate;
•	the cyclical nature of our customers’ businesses, particularly those operating in the construction sectors;
•	the market perception that we are exposed to oil and gas production more than we currently are, and the related stock market volatility around oil and gas production companies;
•	rental rate changes in response to competitive factors;
•	bankruptcy or insolvency of our customers, thereby reducing demand for our used units;
•	seasonal rental patterns;
•	acquisitions or divestitures and related costs;
•	labor shortages, work stoppages or other labor difficulties;
•	possible unrecorded liabilities of acquired companies;

•	possible write-offs or exceptional charges due to changes in applicable accounting standards, goodwill impairment, or divestiture or impairment of assets;
•	the operating and stock price performance of companies that investors deem comparable to us;
•	the number of shares available for resale in the public markets under applicable securities laws; and
•	the composition of our shareholder base.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We have received no written comments regarding our periodic or current reports from the Staff of the SEC that were issued 180 days or more preceding the end of our 2019 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES.

The location and general character of our principal properties are as follows:

Corporate and administrative:

•

Our corporate and administrative offices are located in Phoenix, Arizona. These leased offices occupy approximately 50,000 square feet of office space, including our national sales center. The lease term expires in October 2025.

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

Common Stock Prices

Our common stock trades on The NASDAQ Global Select Market under the symbol “MINI”.  We had 55 shareholders of record of our common stock on January 24, 2020.  The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record in broker “street names.”

Dividend Policy

In November 2013, our Board of Directors (the “Board”) authorized the initiation of a quarterly cash dividend program to all of our common stockholders with the first quarterly common stock cash dividend paid in the first quarter of 2014. Each dividend payment is subject to review and approval by the Board.  We declared cash dividends of approximately $1.10 per share for a total of $49.1 million during fiscal year 2019 and approximately $1.00 per share for a total of $44.6 million during fiscal year 2018.  Our Credit Agreement contains certain restrictions on the declaration and payment of dividends.

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

During the full year 2019, we purchased 901,669 shares of our common stock under the authorized share repurchase program for an approximate value of $28.4 million and we withheld 31,181 shares of vested stock awards from employees, for an approximate value of $1.1 million, to satisfy tax withholding obligations.  These shares were not acquired pursuant to the share repurchase program.

The table below summarizes the information about purchases of our common stock during the quarterly period ended December 31, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
				(In thousands)
October 1, 2019 - October 31, 2019	—	$—	—	$42,397
November 1, 2019 - November 30, 2019	—	—	—	42,397
December 1, 2019 - December 31, 2019	301	37.96	—	42,397
Total	301		—

(1)	Shares not purchased as part of a publicly announced plan or program represent shares withheld from employees to satisfy tax withholding obligations upon the vesting of restricted stock.
(2)	The weighted average price paid per share of common stock does not include the cost of commissions.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent that Mobile Mini specifically incorporates it by reference in such filing.

The following graph compares the five-year cumulative total return on our common stock with the cumulative total returns (assuming reinvestment of dividends) on the Standard and Poor’s SmallCap 600 and the NASDAQ US Benchmark TR Index if $100 were invested in our common stock and each index on December 31, 2014.

Comparison of Five Year Cumulative Total Return*

Among Mobile Mini, Inc., the Standard & Poor’s SmallCap 600 and the NASDAQ US Benchmark TR Index

	2014	2015	2016	2017	2018	2019
Mobile Mini, Inc.	$100.00	$78.40	$78.21	$91.87	$86.51	$106.51
Standard & Poor's SmallCap 600	100.00	98.03	124.06	140.48	128.56	157.85
NASDAQ US Benchmark TR Index	100.00	100.48	113.55	137.83	130.33	170.96

*	Total Return based on $100 initial investment and reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data reflect the results of operations, cash flow and balance sheet data as of and for the years ended December 31, 2015 through 2019.  You should read this material with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related footnotes included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share and operating data)
Consolidated Statements of Operations Data:
Revenues:
Rental	$581,657	$558,197	$498,825	$480,083	$494,715
Sales	30,394	34,354	32,440	26,499	29,953
Other	574	678	2,284	2,040	6,109
Total revenues	612,625	593,229	533,549	508,622	530,777
Costs and expenses:
Rental, selling and general expenses	369,525	364,123	336,438	309,294	326,252
Cost of sales	18,675	22,437	21,001	16,471	19,671
Restructuring expenses	—	2,006	2,886	6,020	20,798
Asset impairment charge and loss on divestiture, net	—	102,140	—	—	66,128
Depreciation and amortization	70,583	67,000	63,372	63,734	60,344
Total costs and expenses	458,783	557,706	423,697	395,519	493,193
Income from operations	153,842	35,523	109,852	113,103	37,584
Other income (expense):
Interest income	12	6	25	2	1
Interest expense	(41,378)	(40,904)	(35,728)	(32,726)	(35,900)
Debt restructuring/extinguishment expense	—	—	—	(9,192)	—
Deferred financing costs write-off	(123)	—	—	(2,271)	(931)
Foreign currency exchange	(274)	64	(25)	(18)	(2)
Income (loss) before income tax provision (benefit)	112,079	(5,311)	74,124	68,898	752
Income tax provision (benefit)	28,345	2,751	(48,104)	21,650	(4,822)
Net income (loss)	$83,734	$(8,062)	$122,228	$47,248	$5,574

Earnings (loss) per share:
Basic	$1.90	$(0.18)	$2.77	$1.07	$0.12
Diluted	$1.88	$(0.18)	$2.76	$1.06	$0.12

Weighted average number of common and common share equivalents outstanding:
Basic	44,178	44,295	44,055	44,145	44,953
Diluted	44,550	44,295	44,254	44,390	45,460

Other Data:
Net cash from operating activities	$212,718	$160,098	$135,646	$136,244	$152,814
Net cash from investing activities	(82,707)	(77,063)	(70,006)	(88,153)	(14,415)
Net cash from financing activities	(127,629)	(92,144)	(57,043)	(44,853)	(140,576)

	December 31,
	2019	2018	2017	2016	2015
Operating Data (unaudited):
Number of Storage Solutions stand-alone locations (at year end)	120	117	121	125	133
Number of Tank & Pump Solutions stand-alone locations (at year end)	20	20	17	19	19
Combined Storage Solutions and Tank & Pump Solutions locations (at year end)	16	17	16	14	7

Storage Solutions rental fleet units (at year end)	200,151	195,609	214,997	211,332	205,238
Storage Solutions rental fleet utilization based on number of units (annual average) (1)	79.1%	75.9%	71.5%	70.6%	69.4%
Storage Solutions rental fleet utilization based on original equipment cost (annual average) (2)	77.9%	74.2%	—	—	—

Tank & Pump Solutions rental fleet units (at year end)	12,659	12,573	12,109	12,051	11,744
Tank & Pump Solutions rental fleet utilization based on number of units (annual average) (1)	—	—	—	61.8%	68.0%
Tank & Pump Solutions rental fleet utilization based on original equipment cost (annual average) (2)	71.1%	74.0%	66.5%	—	—

(1)

Utilization calculated as average units on rent divided by average rental fleet size in units, including re-rented equipment.  Beginning in 2017, Mobile Mini transitioned to utilization based on original equipment cost for our Tank & Pump Solutions business.

(2)

Utilization calculated as the average original cost of equipment on rent, excluding re-rented equipment, divided by the average original cost of equipment in the fleet. Statistic is not available prior to 2018 for Storage Solutions and 2017 for Tank & Pump Solutions.

	December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Consolidated Balance Sheet Data:
Rental fleet, net	$966,223	$929,090	$989,154	$950,065	$951,323
Total assets	2,116,877	2,005,064	2,073,407	2,004,894	1,976,775
Total debt, net	876,926	903,343	932,926	937,076	903,535
Stockholders' equity	841,362	810,269	861,688	735,614	765,529

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

Reconciliation of net income (loss), the most directly comparable GAAP measure, to EBITDA and adjusted EBITDA is as follows:

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Net income (loss)	$83,734	$(8,062)	$122,228	$47,248	$5,574
Interest expense	41,378	40,904	35,728	32,726	35,900
Income tax provision (benefit)	28,345	2,751	(48,104)	21,650	(4,822)
Depreciation and amortization	70,583	67,000	63,372	63,734	60,344
Debt restructuring/extinguishment expense	—	—	—	9,192	—
Deferred financing costs write-off	123	—	—	2,271	931
EBITDA	224,163	102,593	173,224	176,821	97,927
Share-based compensation expense (1)	11,528	10,504	6,070	6,947	12,277
Restructuring expenses (2)	—	2,006	2,886	6,020	20,798
Acquisition-related expenses (3)	3,128	—	123	100	2,650
Asset impairment charge and loss on divestiture, net (4)	—	102,140	—	—	66,128
Chief Executive Officer transition (5)	3,593	—	—	—	—
Sales tax refunds and remittance, net (6)	—	—	—	(219)	(1,176)
Transition services revenue (7)	—	—	—	—	(2,997)
Transition services expense (7)	—	—	—	—	4,357
Other (8)	481	—	2,500	707	872
Adjusted EBITDA	$242,893	$217,243	$184,803	$190,376	$200,836
EBITDA margin	36.6%	17.3%	32.5%	34.8%	18.4%
Adjusted EBITDA, margin (9)	39.6	36.6	34.6	37.4	38.1

Reconciliation of net cash provided by operating activities to EBITDA is as follows:

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Net cash provided by operating activities	$212,718	$160,098	$135,646	$136,244	$152,814
Interest paid	40,150	37,979	35,029	21,546	32,372
Income and franchise taxes paid	6,600	4,012	2,607	1,772	4,935
Share-based compensation expense, including share-based restructuring expense (1)(2)	(15,121)	(10,867)	(7,373)	(7,399)	(13,827)
Asset impairment charge and loss on divestiture, net (4)	—	(102,140)	—	—	(66,128)
Non-cash restructuring expense, excluding share-based compensation (2)	—	—	—	—	(12,411)
Gain on sale of rental fleet	5,923	6,055	5,657	5,472	6,402
Loss on disposal of property, plant and equipment	(100)	(600)	(517)	(1,285)	(2,188)
Change in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(26,549)	19,599	10,640	21,159	479
Inventories	(2,280)	406	90	(598)	(945)
Other assets	(486)	(826)	635	(60)	855
Accounts payable and accrued liabilities	3,308	(11,123)	(9,190)	(30)	(4,431)
EBITDA	$224,163	$102,593	$173,224	$176,821	$97,927

(1)

Share-based compensation represents non-cash compensation expense associated with the granting of equity instruments. The reconciliation of net cash provided by operating activities to EBITDA includes share-based compensation recognized within restructuring expense and share-based compensation that is included in the “other” line item. See footnotes 2 and 8 below.

(2)

The Company has undergone restructuring actions to align its business operations.  For more information related to the 2018 and 2017 restructuring costs, see Note 15 “Restructuring Costs” to the accompanying consolidated financial statements.  The $6.0 million of 2016 restructuring expense included $3.3 million related to our move away from the wood mobile office business.  The remaining expenses primarily related to the integration of Evergreen Tank Solutions, Inc. (“ETS”) into the existing Mobile Mini infrastructure.  In 2015, we recognized $19.7 million of restructuring charges related to activities associated with the integration of ETS into the existing Mobile Mini infrastructure.  The remaining 2015 restructuring charges primarily related to costs associated with our move away from the wood mobile office business.

(3)	Incremental costs associated with actual and potential acquisitions.
(4)

In 2018, Mobile Mini placed for sale and divested of certain underperforming assets. See additional information in Note 4 “Asset Impairment Charge and Loss on Divestiture, Net of Proceeds” to the accompanying consolidated financial statements.  In 2015, these costs represent asset impairment charge and loss on divestiture of our wood mobile offices.

(5)

Non-cash expense related to the amendment of certain share-based compensation agreements with our Chief Executive Officer who retired as an employee of the Company and assumed the position of Chairman of the Board for Mobile Mini as of October 1, 2019.  For more information see Note 11 “Share-Based Compensation” to the accompanying consolidated financial statements.

(6)	Revenue associated with sales tax refunds of $1.4 million in 2016 and $1.2 million in 2015, offset by a sales tax remittance of $1.1 million in 2016.
(7)

Transition services revenue and operating expenses associated with the provision of transition services related to the wood mobile offices divestiture, including expenses related to wood mobile offices on our leased properties.

(8)

Other expenses in 2019 relate to a realignment of personnel and resources with our current business model and operational needs. Other expenses in 2017 and 2016 related to severance for senior executives, including the acceleration of stock-based compensation, as well as fees and penalties associated with the 2016 sales tax remittance discussed previously. Other expenses in 2015 are related to the settlement of an outstanding unclaimed property liability with the state of Delaware.

(9)	Revenue discussed above associated with the sales tax refunds as well as the transition services were excluded in the calculation of the adjusted EBITDA margin.

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

Reconciliation of net cash provided by operating activities to free cash flow is as follows:

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Net cash provided by operating activities	$212,718	$160,098	$135,646	$136,244	$152,814

Additions to rental fleet, excluding acquisitions	(70,851)	(85,961)	(63,688)	(57,372)	(74,732)
Proceeds from sale of rental fleet	13,726	14,993	12,953	13,679	16,865
Additions to property, plant and equipment, excluding acquisitions	(13,274)	(16,931)	(20,122)	(30,659)	(31,163)
Proceeds from sale of property, plant and equipment	740	683	851	2,764	9,860
Net capital expenditures, excluding acquisitions	(69,659)	(87,216)	(70,006)	(71,588)	(79,170)

Free cash flow	$143,059	$72,882	$65,640	$64,656	$73,644

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

The table below shows certain financial information as calculated on a constant currency basis, whereby the indicated 2019 financial information has been translated utilizing the average exchange rate for the twelve months ended December 31, 2018:

	For the Year Ended December 31, 2019
	Calculated in Constant Currency	As Reported	Difference
	(In thousands)
Rental revenues	$585,099	$581,657	$3,442
Rental, selling and general expenses	371,853	369,525	2,328
Adjusted EBITDA	244,083	242,893	1,190

The table below reflects a summary of certain non-GAAP financial data set forth above:

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except percentages)
Non-GAAP Data:
EBITDA	$224,163	$102,593	$173,224	$176,821	$97,927
EBITDA margin	36.6%	17.3%	32.5%	34.8%	18.4%
Adjusted EBITDA	$242,893	$217,243	$184,803	$190,376	$200,836
Adjusted EBITDA margin	39.6%	36.6%	34.6%	37.4%	38.1%
Free cash flow	$143,059	$72,882	$65,640	$64,656	$73,644

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Executive Summary

Throughout 2019, our continuing operational strategic goals included growing revenue through organic growth, strategic acquisitions and new revenue streams such as managed services.  In addition, we expanded our operating margins by leveraging our infrastructure, optimizing our high-return, long-lived fleet and through continuous improvements in efficiency.  To accomplish these goals, we have and will continue to introduce both internal and customer-facing technology solutions, including increased ERP system functionality and enhanced mobile applications and processes around the management of fleet.

As of December 31, 2019, our network includes 120 Storage Solutions locations, 20 Tank & Pump Solutions locations and 16 combined locations.  Our Storage Solutions fleet consists of approximately 200,200 units and our Tank & Pump Solutions business has a fleet of approximately 12,700 units.

For the year ended December 31, 2019, our achievements included:

•	Grew total rental revenues 4.2% year-over-year,
•	Generated adjusted EBITDA of $242.9 million and expanded the margin to 39.6%, a 300 basis point increase,
•	Nearly doubled free cash flow to $143.1 million and returned $78.4 million to shareholders through dividends and purchases of treasury shares,
•	Improved return on capital employed year-over-year, exceeding our weighted average cost of capital,
•	Decreased our leverage ratio to 3.6x as of December 31, 2019, from 4.2x as of December 31, 2018 (leverage ratio calculated by dividing debt, less cash, by adjusted EBITDA),
•	Successfully refinanced our $1.0 billion line of credit, extending the maturity to March 2024 and reducing certain recurring fees.
•	Within our Storage Solutions business, which represented approximately 80% of rental revenue in 2019:
-	Strengthened and expanded our North America service area through the execution of four strategic acquisitions, and established a robust pipeline of potential acquisitions,
-	Grew total rental revenues 4.0% year-over-year, with a 6.3% increase in North America,
-	Increased year-over-year Storage Solutions rental rates by 3.3%,
-	Increased utilization of owned fleet, using original equipment cost, by 370 basis points to 77.9%, and increased owned fleet on rent by 1.7% for total Storage Solutions and 3.6% in North America, and
-	Grew our North America managed services rental revenue by 80% to $10.6 million,
•	Within our Tank & Pump Solutions business, which represented approximately 20% of rental revenue in 2019:
-	Year-over-year rental revenue growth of 5.0%,
-	Increased average owned fleet on rent (based on original equipment cost) by 7.3% year-over-year, and
-	Grew adjusted EBITDA $4.7 million to $41.8 million and expanded the adjusted EBITDA margin to 34.3%, an increase of 230 basis points.

ABL Refinancing

In March 2019, we created more capital flexibility and positioned Mobile Mini for future growth by entering into the Second Amended and Restated ABL Credit Agreement dated as of March 22, 2019 (the “Credit Agreement”) with Deutsche Bank AG New York Branch (“Deutsche Bank”), as administrative agent, and the other lenders party thereto, which replaced our prior Amended and Restated ABL Credit Agreement dated as of December 14, 2015 (the “Prior Credit Agreement”).  The Credit Agreement extends the maturity of our ABL credit facility to March 2024 and reduces fees associated with unused credit.

Asset Impairment Charge and Loss on Divestiture, Net of Proceeds

Consistent with our strategy to focus on high returning assets, during the second quarter of 2018 we initiated an organization-wide project to assess the economic and operational status of our fleet and other assets as well as an in-depth analysis of our fleet management process to identify inefficiencies.  The result of this review was the identification of specific assets over which a further determination as to the economics of continued retention and repair could be made.  In July 2018, management presented a proposed plan of sale for certain identified assets to the Board of Directors, and on July 24, 2018 the Board of Directors made the strategic decision to approve the plan and authorized management to begin actively marketing the assets for sale.  As a result, we classified these assets, which were primarily rental fleet, as held for sale and recognized a loss of $102.1 million in 2018.  We also identified and placed as held for sale, property, plant and equipment and inventory that were not being used efficiently. The assets represented a subset of larger asset groups held by the Company.  The sale was completed as of December 31, 2018.

Overall, between the disposal of fleet and our strengthened processes around fleet management, we realized operating expense savings of approximately $4.5 million in 2019 and $2.1 million in 2018.

Tax Cuts and Jobs Act

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”), which, among other things, reduced the federal income tax rate from 35% to 21% effective January 1, 2018, and requires mandatory repatriation of foreign earnings.  As a result of the Tax Act, we remeasured our net deferred tax liabilities and recognized a net tax benefit of $77.6 million during the fourth quarter of 2017.  In addition, in 2017 we recorded a provisional income tax expense of $3.1 million related to the repatriation of foreign earnings.  The Company finalized its analysis of the impact of the Tax Act in 2018 and recorded a reduction of $2.6 million to provisional amounts that were recorded in 2017.

Business Environment and Outlook

Approximately 67% of our consolidated rental revenue during the twelve-month period ended December 31, 2019 was derived from our North American Storage Solutions business, 13% was derived from our U.K. Storage Solutions business and 20% was derived from the Tank & Pump Solutions business.  Our business is subject to the general health of the economy and we utilize a variety of general economic indicators to assess market trends and determine the direction of our business.

Based on our assessment, we expect that the majority of our North American end markets will continue to drive demand for our products, although some macro-economic indicators are pointing to slower growth.  The construction industry, which represents approximately 36% of our consolidated rental revenue, is forecasted to continue to show growth.  Economic indicators related to the industrial and commercial end-segment are mixed.  Industrial and commercial customers, which comprise approximately 26% of our rental revenue, generally operate in industries such as:  large processing plants for organic and inorganic chemicals, refineries, distributors and trucking and utility companies.  Our national retail accounts typically involve seasonal demand in the third and fourth quarter during the holiday season.  Retail and consumer service customers comprise approximately 23% of our rental revenue and include department, drug, grocery and strip mall stores as well as hotels, restaurants, service stations and dry cleaners.  Upstream oil and gas customers comprise approximately 2% of our rental revenue and include companies performing such activities as exploratory well drilling, operation of producing wells and bringing crude oil and/or raw natural gas to the surface using alternative methods.

In October 2019, the U.K. and E.U. agreed upon the terms of the U.K.'s withdrawal from the E.U. in the form of a Withdrawal Agreement. The Withdrawal Agreement was ratified by the U.K. Parliament, and the European Parliament in Brussels, in late January, with the consequence that Brexit formally occurred on January 31, 2020.

Economists predict there may be a modest improvement in the U.K. economy in the early months of 2020, as certain of the uncertainties facing the economy are diluted by the decisive U.K. election result and the certainty of the U.K. leaving the E.U. on January 31, 2020. This may lead to business investment decisions and commitments to major projects going ahead. However, the upside is expected to be limited by, among other things, longer-term Brexit uncertainties after the end of 2020.

The current opinion of most economists is that, even after the U.K. formally leaves the E.U., there will be no lasting recovery until a U.K.-E.U. trade deal is in place.

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

Results of Operations

Twelve Months Ended December 31, 2019, Compared to Twelve Months Ended December 31, 2018

The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented:

	Years Ended December 31,		Percent of Revenue Years Ended December 31,		Increase (Decrease)
	2019	2018	2019	2018	2019 versus 2018
	(In thousands, except percentages)
Revenues:
Rental	$581,657	$558,197	94.9%	94.1%	$23,460	4.2%
Sales	30,394	34,354	5.0	5.8	(3,960)	(11.5)
Other	574	678	0.1	0.1	(104)	(15.3)
Total revenues	612,625	593,229	100.0	100.0	19,396	3.3
Costs and expenses:
Rental, selling and general expenses	369,525	364,123	60.3	61.4	5,402	1.5
Cost of sales	18,675	22,437	3.0	3.8	(3,762)	(16.8)
Restructuring expenses	—	2,006	—	0.3	(2,006)	n/a
Asset impairment charge and loss on divestiture, net	—	102,140	—	17.2	(102,140)	n/a
Depreciation and amortization	70,583	67,000	11.5	11.3	3,583	5.3
Total costs and expenses	458,783	557,706	74.9	94.0	(98,923)	(17.7)
Income from operations	153,842	35,523	25.1	6.0	118,319	333.1
Other income (expense):
Interest income	12	6	—	—	6	n/a
Interest expense	(41,378)	(40,904)	(6.8)	(6.9)	(474)	1.2
Deferred financing costs write-off	(123)	—	—	—	(123)	n/a
Foreign currency exchange	(274)	64	—	—	(338)	n/a
Income (loss) before income tax provision	112,079	(5,311)	18.3	(0.9)	117,390
Income tax provision	28,345	2,751	4.6	0.5	25,594
Net income (loss)	$83,734	$(8,062)	13.7%	(1.4)%	$91,796

	Years Ended December 31,		Percent of Revenue Years Ended December 31,		Increase (Decrease)
	2019	2018	2019	2018	2019 versus 2018
	(In thousands, except percentages)
EBITDA (1)	$224,163	$102,593	36.6%	17.3%	$121,570	118.5%
Adjusted EBITDA (1)	242,893	217,243	39.6	36.6	25,650	11.8
Free Cash Flow (1)	143,059	72,882	23.4	12.3	70,177	96.3

(1)	See “Non-GAAP Data and Reconciliations” earlier in this Annual Report on Form 10-K.

The following table sets forth certain financial information as calculated on a constant currency basis:

	For the Year Ended December 31, 2019
	Calculated in Constant Currency (1)	As Reported	Difference
	(In thousands)
Rental revenues	$585,099	$581,657	$3,442
Rental, selling and general expenses	371,853	369,525	2,328
Adjusted EBITDA	244,083	242,893	1,190

(1)	See “Non-GAAP Data and Reconciliations” earlier in this Annual Report on Form 10‑K.

Total Revenues. The following table depicts revenue by type of business for the twelve-month periods ended December 31:

	2019	2018	Increase (Decrease) 2019 versus 2018
	(In thousands, except percentages)
Rental Revenues:
North America Storage Solutions	$389,674	$366,713	$22,961	6.3%
U.K. Storage Solutions	75,738	80,751	(5,013)	(6.2)
Total Storage Solutions	465,412	447,464	17,948	4.0
Tank & Pump Solutions	116,245	110,733	5,512	5.0
Total Rental Revenues	$581,657	$558,197	$23,460	4.2
U.K. Storage Solutions in Constant Currency	$79,180	$80,751	$(1,571)	(1.9)
Total Storage Solutions in Constant Currency	468,854	447,464	21,390	4.8

Sales Revenues:
North America Storage Solutions	$18,047	$20,008	$(1,961)	(9.8)
U.K. Storage Solutions	6,819	9,024	(2,205)	(24.4)
Total Storage Solutions	24,866	29,032	(4,166)	(14.3)
Tank & Pump Solutions	5,528	5,322	206	3.9
Total Sales Revenues	$30,394	$34,354	$(3,960)	(11.5)

Total Revenues:
North America Storage Solutions	$408,120	$387,025	$21,095	5.5
U.K. Storage Solutions	82,557	89,999	(7,442)	(8.3)
Total Storage Solutions	490,677	477,024	13,653	2.9
Tank & Pump Solutions	121,948	116,205	5,743	4.9
Total Revenues	$612,625	$593,229	$19,396	3.3

Of the $612.6 million of total revenues for the twelve months ended December 31, 2019, $490.7 million, or 80.1%, related to the Storage Solutions business and $121.9 million, or 19.9%, related to the Tank & Pump Solutions business.  Of the $593.2 million of total revenues for the twelve-month period ended December 31, 2018, $477.0 million, or 80.4%, related to the Storage Solutions business and $116.2 million, or 19.6%, related to the Tank & Pump Solutions business.

Rental Revenues. Storage Solutions rental revenues increased 4.0% during the twelve-month period ended December 31, 2019, as compared to the prior-year period.  Excluding revenues and units related to managed rental service arrangements, yield (calculated as rental revenues divided by average units on rent and adjusted to a 28-day period) for the twelve months ended December 31, 2019 increased 3.5%, or 4.3% in constant currency as compared to the prior-year period, due primarily to increased rates and increased delivery and pickup revenue.

North America Storage Solutions rental revenues increased 6.3% driven by a 3.5% increase in year-over-year rental rates as well as favorable mix, managed services growth and increases in delivery and pickup.  Average units on rent in North America Storage Solutions, excluding managed services, were up slightly compared to the prior year, while average owned fleet on rent increased 3.6%, when using original equipment cost.  During 2018, we began to pursue partnerships with other rental companies to provide supplementary product offerings for certain of our Storage Solutions customers.  Arranging these comprehensive managed rental services for our customers increases loyalty while generating additional revenue, without additional investment in fleet.  While these revenues were not material for 2019 or 2018, we do expect to continue to develop these revenues.  During the twelve months ended December 31, 2019 we recognized $10.6 million of rental revenue related to managed service arrangements, compared to $5.9 million in 2018.

In constant currency, rental revenues for the U.K. Storage Solutions business decreased 1.9% due to a 3.0% decrease in average units on rent and unfavorable mix.  Despite the challenging economic environment resulting from Brexit, U.K. year-over-year rental rates increased 2.4%. Average owned fleet on rent decreased 2.8%, when using original equipment cost.

Rental revenues within the Tank & Pump Solutions business increased $5.5 million, or 5.0%, for the twelve-month period ended December 31, 2019, as compared to the prior-year period.  Delivery, pickup and similar revenue increased due to growth in areas such as equipment monitoring and other trucking services.  Direct rental revenue increased due to an increase in owned fleet on rent for the current year as well as increased year-over-year rental rates, partially offset by unfavorable mix.  The majority of the rental revenue increase occurred in the first half of the year and was offset by lower year-over-year growth in the third quarter and a year-over-year decrease in the fourth quarter of the current year compared to the prior year period.

In the downstream segment, year-over-year rental revenue increased 5.5% for the twelve months ended December 31, 2019 and was driven by the continued growth of business conducted under several large master service agreements signed in late 2017 and early 2018, as well as increased rates.  These agreements were still in early stages in the first twelve months of 2018 and fully implemented mid-year 2019.  Downstream revenue in the fourth quarter of 2019 decreased compared to the prior-year quarter due to a decrease in the volume and scope of maintenance projects.  Within our upstream segment, healthy year-over-year growth in the first six months of 2019 was offset by a year-over-year decrease in rental revenue for the six months ended December 31, 2019, resulting in a decrease in rental revenue for the twelve months ended December 31, 2019 as compared to the prior year.  Rental revenues from our diversified customers were up compared to the prior year as a result of increased project activity during the first nine months of the year.

Sales Revenues. We focus on rental revenues. In general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location.  Storage Solutions sales revenue of $24.9 million for the twelve months ended December 31, 2019 decreased $4.2 million, or 14.3%, compared to the prior year.  Tank & Pump Solutions sales revenue of $5.5 million for the twelve months ended December 31, 2019 increased $0.2 million from the prior year.

Costs and Expenses. The following table depicts rental, selling and general costs and costs of sales by type of business for the twelve-month periods ended December 31:

	2019	2018	Increase (Decrease) 2019 versus 2018
	(In thousands, except percentages)
Rental, Selling and General Expenses:
North America Storage Solutions	$239,650	$233,764	$5,886	2.5%
U.K. Storage Solutions	51,946	53,884	(1,938)	-3.6%
Total Storage Solutions	291,596	287,648	3,948	1.4%
Tank & Pump Solutions	77,929	76,475	1,454	1.9%
Total Rental, Selling and General Expenses	$369,525	$364,123	$5,402	1.5%
U.K. Storage Solutions in Constant Currency	$54,274	$53,884	$390	0.7%
Total Storage Solutions in Constant Currency	293,924	287,648	6,276	2.2%

Cost of Sales:
North America Storage Solutions	$10,441	$12,263	$(1,822)	-14.9%
U.K. Storage Solutions	5,385	7,176	(1,791)	-25.0%
Total Storage Solutions	15,826	19,439	(3,613)	-18.6%
Tank & Pump Solutions	2,849	2,998	(149)	-5.0%
Total Cost of Sales	$18,675	$22,437	$(3,762)	-16.8%

Rental, Selling and General Expenses.  Rental, selling and general expenses for the twelve months ended December 31, 2019 of $369.5 million increased $5.4 million, or 1.5%, as compared to the prior year.  As a percentage of total revenues, rental, selling and general expenses were 60.3% for the twelve months ended December 31, 2019, which was a decrease from 61.4% in the prior-year period.

Rental, selling and general expenses for the twelve months ended December 31, 2019 included $3.6 million related to the amendment of certain stock award agreements in conjunction with the transition of our Chief Executive Officer (“CEO”) to Chairman of the Board of Directors.  In addition, we recognized $3.1 million of expense related to incremental costs associated with actual and potential acquisitions and $0.5 million related to departmental realignments.  Excluding these $7.2 million of expenses, rental, selling and general expenses decreased $1.8 million, or 0.5% and as a percentage of total revenues decreased to 59.1%.  In constant currency, rental, selling and general expenses increased slightly.

Excluding the CEO transition expenses, the incremental costs associated with actual and potential acquisitions and the other costs noted above, Storage Solutions rental, selling and general expenses for the twelve months ended December 31, 2019 decreased $0.9 million in constant currency or 0.3%, from the prior year. The decrease was primarily due to lower short-term variable incentive plan expense, partially offset by higher payroll costs.  In addition, decreased transportation costs were offset by an increase in the provision for doubtful accounts.

Rental, selling and general expenses for the Tank & Pump Solutions business increased $1.5 million, or 1.9%, in the twelve months of 2019, as compared to the prior year.  Decreased short-term variable incentive plan expense, was more than offset by increased payroll, cross-hire and maintenance costs to support the increased business.

Cost of Sales. Cost of sales is the cost related to our sales revenue only. Within the Storage Solutions business, cost of sales was $15.8 million and $19.4 million for the twelve months ended December 31, 2019 and 2018, respectively.  Storage Solutions sales profit was $9.0 million and $9.6 million for the twelve-month periods ended December 31, 2019 and 2018, respectively.  Sales profit margin was 36.4% in the twelve months ended December 31, 2019 and 33.0% in the prior year.

Within the Tank & Pump Solutions business, cost of sales was $2.8 million compared to $3.0 million in the twelve-month periods ended December 31, 2019 and 2018, respectively.  Tank & Pump Solutions sales profit was $2.7 million and $2.3 million for the twelve-month periods ended December 31, 2019 and 2018, respectively.

Restructuring expenses.  The $2.0 million of restructuring expenses recognized in the twelve months ended December 31, 2018, consisted primarily of expense related to the restructuring of our corporate service center, including the severance of an executive, and expense incurred in conjunction with the divestiture of certain assets as discussed earlier in this MD&A.  Additionally, in 2018, we recognized expenses related to projects initiated in prior years that were not accruable during such periods.

Asset impairment charge and loss on divestiture, net. As discussed in the overview section of this MD&A, in 2018 we identified specific underperforming assets to classify as held for sale.  As a result, we recognized a loss of $102.1 million.

Depreciation and Amortization Expense. Total depreciation and amortization expense was $70.6 million for the twelve months ended December 31, 2019, an increase of $3.6 million, or 5.3%, as compared to the prior-year period.

Interest Expense. Interest expense was $41.4 million for the twelve months ended December 31, 2019 and $40.9 million in the prior year. This increase was due to a higher average effective interest rate on our lines of credit, partially offset by an overall decrease in average debt outstanding.  Our average debt outstanding in the twelve months ended December 31, 2019 was $891.6 million, compared to $917.8 million in the prior year. The weighted average interest rate on our debt was 4.4% and 4.2% for the twelve-month periods ended December 31, 2019 and 2018, respectively, excluding the amortization of deferred financing costs. Taking into account the amortization of deferred financing costs, the weighted average interest rate was 4.6% and 4.5% for the twelve-month periods ended December 31, 2019 and 2018, respectively.

Provision for Income Taxes. The effective income tax expense rate of 25.3% for the year ended December 31, 2019 was impacted by a $1.0 million benefit related to a federal tax true up and a $0.7 million state blended tax rate true up.  These benefits were partially offset by the tax effect of the $3.6 million non-deductible stock compensation recorded in the current year. See additional information regarding the non-deductible stock compensation in Note 11 “Share-Based Compensation” to the accompanying consolidated financial statements.  Based on information currently available to us, we estimate that our 2020 effective tax rate will be between 26% and 27%.

The effective income tax (benefit) rate of (51.8%) for the year ended December 31, 2018 was impacted by the $102.1 million asset impairment charge and loss on divestiture which resulted in a $5.3 million loss before income taxes.  As a result of the low pre-tax loss, the permanent differences between actual income and taxable income are having a meaningful effect on the tax rate.  Income tax in 2018 includes $5.8 million of tax expense related to the reversal of tax assets associated with share-based compensation that had been established in previous years, offset by a $2.6 million benefit related to the reduction in 2018 of the provisional tax expense established in 2017 related to the Tax Act.  Excluding the asset impairment charge and loss on divestiture along with the other items noted above, our income tax provision for the year ended December 31, 2018 was $24.7 million and the effective tax rate would have been 25.5%.

At December 31, 2019, we had a federal net operating loss carryforward of approximately $126.5 million, which expires, if unused, from 2030 to 2034. In addition, we had net operating loss carryforwards in the various states in which we operate. Over the past three years, we have generated $121.8 million of federal taxable income.  At December 31, 2019, we had $89.0 million of gross deferred tax assets included within the net deferred tax liability on our balance sheet, and a $1.0 million valuation allowance. We believe, based on internal projections, that we will generate sufficient taxable income needed to realize the corresponding unreserved federal and state deferred tax assets to the extent they are recorded as deferred tax assets in our balance sheet.  However, given that the federal net operating loss carryforwards that give rise to the deferred tax asset expire over five years beginning in 2030, there could be changes in management’s judgment in future periods with respect to the recoverability of these assets. See Note 9 “Income Taxes” to the accompanying consolidated financial statements for further discussion on income taxes.

Net Income (Loss). As a result of the income statement activity discussed above, we had net income of $83.7 million for the twelve months ended December 31, 2019, compared to a net loss of $8.1 million for the twelve months ended December 31, 2018.  The 2018 net loss was driven by our asset impairment charge and loss on divestiture.

Adjusted EBITDA. The following table depicts adjusted EBITDA by type of business for the twelve-month periods ended December 31:

	2019	2018	Increase (Decrease) 2019 versus 2018
	(In thousands, except percentages)
Adjusted EBITDA
North America Storage Solutions	$175,295	$150,871	$24,424	16.2%
U.K. Storage Solutions	25,759	29,218	(3,459)	-11.8%
Total Storage Solutions	201,054	180,089	20,965	11.6%
Tank & Pump Solutions	41,839	37,154	4,685	12.6%
Total Adjusted EBITDA	$242,893	$217,243	$25,650	11.8%

For the twelve-month period ended December 31, 2019, we realized adjusted EBITDA of $242.9 million, an increase of $25.7 million.  In constant currency, adjusted EBITDA increased $26.8 million, or 12.4%, as compared to adjusted EBITDA of $217.2 million in the prior year. The increase was generated by revenue growth in our North America business and overall decreased rental, selling and general expenses, including the decrease in short-term variable incentive plan expense. Our adjusted EBITDA margins were 39.6% and 36.6% for the twelve months ended December 31, 2019 and 2018, respectively.

During the twelve months ended December 31, 2019, adjusted EBITDA related to the Storage Solutions business increased $21.0 million.  In constant currency, adjusted EBITDA increased $22.2 million, or 12.3%, to $202.2 million from $180.1 million in the prior year. Adjusted EBITDA related to the Tank & Pump Solutions business increased $4.7 million, or 12.6%, to $41.8 million during the twelve months ended December 31, 2019 from $37.2 million during the prior year.  Adjusted EBITDA margins for the twelve months ended December 31, 2019 were 41.0% for the Storage Solutions business and 34.3% for the Tank & Pump Solutions business.

The Results of Operations for the Twelve Months Ended December 31, 2018, Compared to Twelve Months Ended December 31, 2017 is presented in our 2018 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Renting is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The majority of the assets that we rent have very long useful lives and require relatively little maintenance expenditures. Most of the capital we have deployed in our rental business historically has been used to expand our operations geographically, to execute opportunistic acquisitions, to increase the number of units available for rent at our existing locations, and to add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to cash flow from operations and the deferral of income taxes caused by accelerated depreciation of our fixed assets in our tax return filings. Our cash from operating activities for the years ended December 31, 2019 and 2018 of $212.7 million and $160.1 million, respectively, resulted in free cash flow of $143.1 million and $72.9 million, respectively.  In addition to free cash flow, our principal current source of liquidity is the Credit Agreement described below.

Revolving Credit Facility.  On March 22, 2019, Mobile Mini and certain of its subsidiaries entered into the Second Amended and Restated ABL Credit Agreement dated as of March 22, 2019 (the “Credit Agreement”) with Deutsche Bank AG New York Branch (“Deutsche Bank”), as administrative agent, and the other lenders party thereto. The Credit Agreement amends, restates and replaces Mobile Mini’s existing Amended and Restated ABL Credit Agreement dated as of December 14, 2015 (the “Prior Credit Agreement”) with Deutsche Bank, as administrative agent, and the other lenders party thereto.

The Credit Agreement provides for a five year, $1 billion first lien senior secured revolving credit facility, maturing on or before March 22, 2024. The Credit Agreement also provides for the issuance of irrevocable standby letters of credit by U.S.-based lenders in amounts totaling up to $50.0 million, by U.K.-based lenders in amounts totaling up to $20.0 million, and by Canadian-based lenders in amounts totaling up to $20.0 million.

Our and our subsidiary guarantors’ obligations under the Credit Agreement are secured by a blanket lien on substantially all of our assets. At December 31, 2019, we had $555.4 million of borrowings outstanding and $440.4 million of additional borrowing availability under the Credit Agreement. We were in compliance with the terms of the Credit Agreement as of December 31, 2019 and were above the minimum borrowing availability threshold and, therefore, are not subject to any financial maintenance covenants.

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

Senior Notes.  On May 9, 2016, we issued $250.0 million aggregate principal amount of the 2024 Notes at an initial offering price of 100% of their face value. The 2024 Notes bear interest at a rate of 5.875% per year and mature on July 1, 2024. Interest on the 2024 Notes is payable semiannually in arrears on January 1 and July 1, are senior unsecured obligations of the Company and are unconditionally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries.

Cash Flow Summary.

	For the Years Ended December 31,
	2019	2018
	(In thousands)
Net income (loss)	$83,734	$(8,062)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Asset impairment charge and loss on divestiture, net	—	102,140
Deferred income taxes	23,305	(2,523)
Other adjustments	88,007	76,965
Total adjustments to reconcile net income (loss) to net cash provided by operating activities	111,312	176,582
Changes in certain assets and liabilities, net of effect of businesses acquired	17,672	(8,422)
Net cash provided by operating activities	212,718	160,098
Net cash used in investing activities	(82,707)	(77,063)
Net cash used in financing activities	(127,629)	(92,144)
Effect of exchange rate changes on cash	66	1,263
Net increase (decrease) in cash	$2,448	$(7,846)

Operating Activities. Net cash provided by operating activities was $212.7 million for the twelve months ended December 31, 2019, compared to $160.1 million in the prior year, an increase of $52.6 million. The increase was driven by growth in our underlying business and changes in certain assets and liabilities.  Net cash provided by operating activities was increased by $17.7 million and reduced by $8.4 million related to changes in certain assets and liabilities for the twelve months ended December 31, 2019 and 2018, respectively.  Decreased accounts receivable resulted in a $20.7 million increase in cash provided by operating activities for the year ended December 31, 2019.

Cash provided by operating activities is enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our assets and our federal and state net operating loss carryforwards. At December 31, 2019, we had a federal net operating loss carryforward of approximately $126.5 million and a net deferred tax liability of $195.0 million.

Investing Activities. Net cash used in investing activities was $82.7 million in 2019, compared to $77.1 million in 2018.  Included in 2019 activity is $13.0 million in acquisition expenditures. In 2018, investing activities included $10.2 million of proceeds related to assets that were designated as held for sale. Net expenditures for rental fleet and property, plant and equipment were $69.7 million and $87.2 million for the twelve months ended December 31, 2019 and 2018, respectively, a decrease of $17.6 million.

Rental fleet expenditures were as follows for the periods indicated:

	Additions to Rental Fleet, Excluding Acquisitions For the Years Ended December 31,
	2019	2018
	(In thousands)
North America Storage Solutions	$46,314	$52,654
United Kingdom Storage Solutions	4,218	6,893
Tank & Pump Solutions	20,319	26,414
Consolidated additions to rental fleet, excluding acquisitions	70,851	85,961
Proceeds from sale of rental fleet	(13,726)	(14,993)
Rental fleet net capital expenditures	$57,125	$70,968

Rental fleet expenditures were $70.9 million in 2019, a decrease of $15.1 million compared to 2018. Expenditures for rental fleet were made to meet overall increases in Tank & Pump Solutions demand as well as for North American Storage Solutions and were concentrated in the first six months of 2019. Proceeds from sale of rental fleet units were consistent over the past two years. In general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location; as such, the proceeds from sale of rental units will normally fluctuate from year to year.

Property, plant and equipment net capital expenditures were $12.5 million in 2019 and $16.2 million in 2018.  These expenditures primarily related to internal software development and leasehold improvements.

The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. In addition to the cash expenditures, we acquired property, plant and equipment through finance leases totaling $21.7 million and $20.3 million in 2019 and 2018, respectively.  These leases were primarily for transportation related equipment.

We anticipate our near-term net fleet capital expenditures in 2020 will be between $45 million and $55 million and will be primarily focused on obtaining fleet to support growth in our North America Storage Solutions, including expenditures to convert containers into ground level offices, as well as to meet specific needs in Tank & Pump Solutions. In addition, we expect to invest in North America Storage Solutions acquisitions.

Financing Activities. Net cash used in financing activities was $127.6 million in 2019 and $92.1 million in 2018. We have used free cash flow to purchase treasury stock, pay down borrowings and pay dividends.  In 2019 and 2018, we paid cash dividends of $48.9 million and $44.5 million, respectively, to our stockholders and purchased shares of our common stock of $29.6 million and $0.7 million, respectively. As of December 31, 2019, we have $42.4 million remaining to repurchase treasury shares under the repurchase program.  Borrowings outstanding under our Credit Agreement as of December 31, 2019, totaled $555.4 million and approximately $440.4 million of additional borrowings were available to us.  Deferred financing cost expenditures in 2019 largely relate to the Credit Agreement.

Contractual Obligations and Commitments

Our contractual obligations primarily consist of our outstanding balance under the Credit Agreement, $250.0 million aggregate principal amount of the 2024 Notes and obligations under finance and operating leases. At December 31, 2019, primarily in connection with securing our insurance policies, we provided certain insurance carriers and others with approximately $4.2 million in letters of credit.

The table below provides a summary of our contractual commitments as of December 31, 2019.

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(In thousands)
Revolving credit facility	$555,400	$—	$—	$555,400	$—
Interest payment obligations under our revolving credit facility (1)	84,137	19,919	39,837	24,381	—
Senior Notes	250,000	—	—	250,000	—
Interest payment obligations under our Senior Notes (2)	66,095	14,688	29,375	22,032	—
Obligations under finance leases (4)	74,399	14,136	26,534	19,103	14,626
Interest payment obligations under our finance leases (3)(4)	6,098	1,816	2,547	1,318	417
Operating leases (4)(5)	108,464	20,344	33,027	24,426	30,667
Total contractual obligations	$1,144,593	$70,903	$131,320	$896,660	$45,710

(1)

Scheduled interest rate obligations under our Credit Agreement, which is subject to a variable rate of interest, were calculated using our weighted average interest rate as of December 31, 2019 of 3.2%. Also included in this number are estimated fees to be paid related to unused portions of our lines of credit.

(2)	Scheduled interest rate obligations under our Senior Notes were calculated using the stated rate of 5.875%.
(3)	Scheduled interest rate obligations under finance leases were calculated using imputed rates primarily ranging from 1.7% to 4.1%.

(4)For further discussion, see Note 8 “Leases” to the accompanying consolidated financial statements.

(5)Operating lease obligations represent future cash payments.

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

Rental contracts with our customers may have multiple performance obligations including the direct rental of fleet to our customers, fleet delivery and pickup.  Also included in rental revenues are ancillary fees, including late charges and charges for damages.  For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using the contractually stated price as our best estimate of the standalone selling price of each distinct promise in the contract.  Our prices are determined using methods and assumptions developed consistently across similar customers and markets. We perform an ongoing collectability assessment of our accounts receivables and establish specific reserves when appropriate. Activity related to specific reserves is recorded as a reduction to revenue.

We enter into contracts with our customers to rent equipment generally based on a 28-day rate for our Storage Solutions fleet and a daily, weekly or monthly rate for our Tank & Pump Solutions fleet.  Revenues from renting are recognized ratably over the rental period under lessor accounting. The rental continues until cancelled by the customer or the Company. If equipment is returned prior to the end of the contractually obligated period, the excess, if any, between the amount the customer is contractually required to pay, over the cumulative amount of revenue recognized to date, is recognized as incremental revenue upon return. Customers may utilize our equipment delivery and pick-up services in conjunction with the rental of equipment, but it is not required. Revenue pursuant to the delivery or pickup of a rented unit is recognized in rental revenue upon completion of the service.

We may use third parties to satisfy our performance obligations, including both the provision of rental units and other services. To determine whether we are the principal or agent in the arrangement, we review each third-party relationship on a contract by contract basis. We are an agent when our role is to arrange for another entity to provide the rental units and other services to the customer. In these instances, we do not control the rental unit or service before it is provided. We are the principal when we control the rental unit or service prior to transferring control to the customer. Mobile Mini may be a principal in the fulfillment of some rental units and services and an agent for other rental units and services within the same contract.  We recognize revenue on a gross basis when we are the principal in the arrangement and on a net basis when we are the agent.

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

Goodwill.  For acquired businesses, we record assets acquired and liabilities assumed at their estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired is recorded as goodwill. Of the $713.4 million total goodwill at December 31, 2019, $474.6 million related to the North American Storage Solutions segment, $57.6 million related to the U.K. Storage Solutions segment and $181.2 million related to the Tank & Pump Solutions segment.

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

Management may choose to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether or not to perform the two-step goodwill impairment test.  When the two-step impairment test is performed, the first step requires a comparison of the fair value of each of our reporting unit’s net assets to the respective carrying value of net assets.  If the carrying value of a reporting unit’s net assets is less than its fair value, no indication of impairment exists and a second step is not performed. If the carrying amount of a reporting unit’s net assets is higher than its fair value, there is an indication that an impairment may exist, and a second step must be performed.  If the second step is necessary, management is required to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. The fair value of the reporting units would be assigned to the respective assets and liabilities of each reporting unit as if the reporting units had been acquired in separate and individual business combinations and the fair value of the reporting units was the price paid to acquire the reporting units. The excess of the fair value of the reporting units over the amounts assigned to their respective assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the difference.

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

As of December 31, 2019, 2018 and 2017, we assessed qualitative factors and determined it is more-likely-than-not each of the reporting unit’s assigned goodwill had estimated fair values greater than the respective reporting unit’s individual net asset carrying values; therefore, the two-step impairment test was not performed.

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

The estimated useful lives and residual values of our rental fleet might change in the future based on changing circumstances.  If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets. For instance, if all our rental fleet units had been placed in service with useful lives 25% less or greater than our current estimated useful lives, we estimate that our annual depreciation expense for the year ended December 31, 2019 would have been $10.6 million higher or $6.3 million lower, respectively.

Similarly, if our rental fleet units had been placed in service with estimated residual values decreased by 10% of the original cost, for example from 55% to 45% (with Tank & Pump Solutions residual values remaining at 0%), depreciation expense would have been approximately $3.3 million higher for the year ended December 31, 2019.  If our rental fleet units had been placed in service with estimated residual values increased by 10% of the original cost, for example, from 55% to 65% for steel storage containers and from 0% to 10% for Tank & Pump Solutions, our depreciation expense would have been lower by approximately $5.0 million, for the year ended December 31, 2019.

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

The majority of our deferred tax asset relates to federal net operating loss carryforwards that have future expiration dates. Management believes that adequate future taxable income will be generated through future operations to recover the unreserved portion of these assets. However, given that the federal net operating loss carryforwards that give rise to the deferred tax asset expire over five years beginning in 2030, there could be changes in management’s judgment in future periods with respect to the recoverability of these assets.

Tax regulations within the various jurisdictions we operate are subject to interpretation of the related tax laws and regulations and require the application of significant judgment.  Our income taxes are subject to examination by federal, state and foreign tax authorities.  There may be differing interpretations of tax laws and regulations, and as a result, disputes may arise with these tax authorities involving the timing and amount of deductions and allocation of income.

We have recorded certain income tax effects for the impact of the Tax Act which was enacted on December 22, 2017.  Previously issued guidance provided for a one year period from the enactment date to allow the Company to complete its analysis of the Tax Act. The Company has completed its analysis and recorded any final effects within this one year period.

The Tax Act enacted a new a minimum tax on U.S. companies’ foreign operations called Global Intangible Low Tax Income (“GILTI”). The Company has made a policy election to account for any impacts of GILTI tax in the period in which it is incurred.

See additional information regarding income taxes in Note 9 “Income Taxes” to the accompanying financial statements.

Recent Accounting Pronouncements

For discussions of the adoption and potential impacts of recently issued accounting standards, refer to Note 2 “Summary of Significant Accounting Policies” to the accompanying consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following table sets forth the scheduled maturities and the total fair value of our debt portfolio as of December 31, 2019:

							Total at	Total Fair Value at
	Principal Maturing in the Twelve Months Ended December 31,						December 31,	December 31,
	2020	2021	2022	2023	2024	Thereafter	2019	2019
	(In thousands, except percentages)
Debt:
Fixed rate	$14,136	$13,779	$12,755	$11,349	$257,754	$14,626	$324,399	$335,337
Average interest rate							5.2%
Floating rate	$—	$—	$—	$—	$555,400	$—	$555,400	$555,400
Average interest rate							3.2%
Operating leases	$20,344	$17,473	$15,554	$13,156	$11,270	$30,667	$108,464

Impact of Foreign Currency Rate Changes. We currently have operations outside the U.S., and we bill those customers primarily in their local currency, which is subject to foreign currency rate changes. Our operations in Canada are billed in the Canadian dollar, and our operations in the U.K. are billed in British pounds. We are exposed to foreign exchange rate fluctuations as the financial results of our non-U.S. operations are translated into U.S. dollars. The impact of foreign currency rate changes has historically been insignificant with our Canadian operations, but we have more exposure to volatility with our U.K. operations. Based on the level of our U.K. operations during the twelve months ended December 31, 2019, a 10% change in the value of the British pound as compared to the U.S. dollar would have changed net income by approximately $1.5 million for the twelve months ended December 31, 2019.  We do not currently hedge our currency transaction or translation exposure, nor do we have any current plans to do so.

On June 23, 2016, the U.K. held a referendum in which British citizens approved an exit from the E.U., commonly referred to as “Brexit.” As a result of the referendum, the global markets and currencies have been adversely impacted, including volatility in the value of the British pound as compared to the U.S. dollar. In October 2019, the U.K. and E.U. agreed upon the terms of the U.K.'s withdrawal from the E.U. in the form of a Withdrawal Agreement. The Withdrawal Agreement was ratified by the U.K. Parliament, and the European Parliament in Brussels, in late January, with the consequence that Brexit formally occurred on January 31, 2020.

Volatility in exchange rates is expected to continue in the short term. The current opinion of economists is that, even after the U.K. formally leaves the E.U., there will be no lasting recovery until a U.K.-E.U. trade deal is in place. In order to help minimize our exchange rate gain and loss volatility, we finance our U.K. entities through our revolving credit facility, which allows us, at our option, to borrow funds locally in British pound denominated debt. In the longer term, any impact from

Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Mobile Mini, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mobile Mini, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019, due to the adoption of Financial Accounting Standards Board’s Accounting Standards Codification (ASC) Topic 842, Leases.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the sufficiency of audit evidence over income taxes

As discussed in Notes 2 and 9 to the consolidated financial statements, the Company estimates the actual amount of taxes currently payable or receivable as well as deferred tax assets and liabilities. Deferred taxes are primarily derived from temporary carrying value and tax bases differences in rental fleet and property, plant and equipment fixed assets, goodwill and intangibles, and stock compensation. The Company’s net deferred income tax liabilities and income tax provision were $195.0 million and $28.3 million, respectively, as of and for the year ended December 31, 2019.

We identified the evaluation of the sufficiency of audit evidence over income taxes as a critical audit matter. Evaluating the sufficiency of audit evidence required subjective auditor judgment, and the involvement of tax professionals with specialized skills and knowledge, in order to assess the nature and extent of procedures performed in relation to the amounts recorded and disclosed in the consolidated financial statements.

The primary procedures we performed to address this critical audit matter included the following. We applied auditor judgment to determine the nature and extent of procedures to be performed over the income tax accounts and disclosures. We tested certain internal controls over the Company’s income tax process, including controls over the amounts recorded and disclosed. We assessed the disclosures included in the consolidated financial statements. We involved tax professionals with specialized skills and knowledge, who assisted in analyzing the estimated tax payable or receivable and testing significant carrying value and tax bases differences impacting the deferred tax assets and liabilities recorded. In addition, we evaluated the overall sufficiency of audit evidence obtained over income taxes.

Evaluation of the adoption of ASC Topic 842

As discussed in Notes 2 and 8 to the consolidated financial statements, the Company adopted Accounting Standards Codification ASC Topic 842, Leases, on January 1, 2019. As part of the adoption, the Company recognized a lease liability and asset for leases with an initial term greater than twelve months. Upon adoption, the operating lease liabilities recognized were $91 million, with corresponding right-of-use assets. Operating lease liabilities and assets as of December 31, 2019 were $94.9 million and $93.1 million, respectively.

We identified the evaluation of the adoption of ASC Topic 842 as a critical audit matter. Evaluating the Company’s application of the ASC Topic 842 transition guidance and assessing the amounts at which the lease liabilities and assets were recognized and disclosed required subjective auditor judgment. Specifically, a high degree of auditor judgment was required in evaluating 1) the estimates and judgments associated with the lease adoption, 2) the transition impact on a lease-by-lease basis, 3) the transition adjustment recognized, and 4) the lease disclosures.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s ASC Topic 842 process, including controls over the considerations described above. We evaluated the Company’s assessment of the adoption of ASC Topic 842 by comparing the underlying facts and circumstances in the lease contracts to the accounting treatment applied. We tested the operating lease liabilities and corresponding right-of-use assets as presented and disclosed in the consolidated financial statements by:

1)	Evaluating the Company’s transition adjustment to determine that it included the entire population of leases subject to the transition,
2)	Assessing a sample of lease contracts and comparing the relevant terms to the terms used by the Company in its underlying calculations of the operating lease liabilities and assets, and
3)	Assessing the disclosures included in the consolidated financial statements.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Phoenix, Arizona

February 3, 2020

MOBILE MINI, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except par value data)

	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$8,053	$5,605
Receivables, net of allowance for doubtful accounts of $4,622 and $4,599 at December 31, 2019 and December 31, 2018, respectively	104,390	130,233
Inventories	9,517	11,725
Rental fleet, net	966,223	929,090
Property, plant and equipment, net	157,183	154,254
Operating lease assets	93,116	—
Other assets	13,806	13,398
Intangibles, net	51,185	55,542
Goodwill	713,404	705,217
Total assets	$2,116,877	$2,005,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$31,554	$33,177
Accrued liabilities	77,069	88,136
Operating lease liabilities	94,932	—
Lines of credit	555,400	593,495
Obligations under finance leases	74,399	63,359
Senior notes, net of deferred financing costs of $2,873 and $3,511 at December 31, 2019 and December 31, 2018, respectively	247,127	246,489
Deferred income taxes	195,034	170,139
Total liabilities	1,275,515	1,194,795
Commitments and contingencies
Stockholders' equity:
Preferred stock $.01 par value, 20,000 shares authorized, none issued	—	—
Common stock $.01 par value, 95,000 shares authorized, 50,381 issued and 44,152 outstanding at December 31, 2019 and 49,986 issued and 44,690 outstanding at December 31, 2018	504	500
Additional paid-in capital	638,083	619,850
Retained earnings	445,285	410,641
Accumulated other comprehensive loss	(65,093)	(72,861)
Treasury stock, at cost, 6,229 and 5,296 shares at December 31, 2019 and December 31, 2018, respectively	(177,417)	(147,861)
Total stockholders' equity	841,362	810,269
Total liabilities and stockholders' equity	$2,116,877	$2,005,064

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

	For the Years Ended December 31,
	2019	2018	2017
Revenues:
Rental	$581,657	$558,197	$498,825
Sales	30,394	34,354	32,440
Other	574	678	2,284
Total revenues	612,625	593,229	533,549
Costs and expenses:
Rental, selling and general expenses	369,525	364,123	336,438
Cost of sales	18,675	22,437	21,001
Restructuring expenses	—	2,006	2,886
Asset impairment charge and loss on divestiture, net	—	102,140	—
Depreciation and amortization	70,583	67,000	63,372
Total costs and expenses	458,783	557,706	423,697
Income from operations	153,842	35,523	109,852
Other income (expense):
Interest income	12	6	25
Interest expense	(41,378)	(40,904)	(35,728)
Deferred financing costs write-off	(123)	—	—
Foreign currency exchange	(274)	64	(25)
Income (loss) from operations before income tax provision (benefit)	112,079	(5,311)	74,124
Income tax provision (benefit)	28,345	2,751	(48,104)
Net income (loss)	$83,734	$(8,062)	$122,228

Earnings (loss) per share:
Basic	$1.90	$(0.18)	$2.77
Diluted	1.88	(0.18)	2.76
Weighted average number of common and common share equivalents Outstanding:
Basic	44,178	44,295	44,055
Diluted	44,550	44,295	44,254
Cash dividends declared per share	$1.10	$1.00	$0.91

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Years Ended December 31,
	2019	2018	2017
Net income (loss)	$83,734	$(8,062)	$122,228
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income tax provision of $123, $88 and $30 in 2019, 2018 and 2017, respectively	7,768	(12,527)	20,713
Other comprehensive income (loss)	7,768	(12,527)	20,713
Comprehensive income (loss)	$91,502	$(20,589)	$142,941

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2017, 2018 and 2019

(In thousands)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at January 1, 2017	44,295	$493	$592,071	$362,896	$(81,047)	4,997	$(138,799)	$735,614
Net income	—	—	—	122,228	—	—	—	122,228
Common stock dividends declared	—	—	—	(40,214)	—	—	—	(40,214)
Other comprehensive income	—	—	—	—	20,713	—	—	20,713
Exercise of stock options	233	3	5,797	—	—	—	—	5,800
Purchase of treasury stock	(281)	—	—	—	—	281	(8,367)	(8,367)
Restricted stock grants, net	133	1	(1)	—	—	—	—	—
Share-based compensation	—	—	7,373	—	—	—	—	7,373
Cumulative effect of adoption of accounting pronouncement	—	—	129	18,412	—	—	—	18,541
Balance at December 31, 2017	44,380	497	605,369	463,322	(60,334)	5,278	(147,166)	861,688
Net loss	—	—	—	(8,062)	—	—	—	(8,062)
Common stock dividends declared	—	—	—	(44,619)	—	—	—	(44,619)
Other comprehensive income	—	—	—	—	(12,527)	—	—	(12,527)
Exercise of stock options	118	1	3,616	—	—	—	—	3,617
Purchase of treasury stock	(18)	—	—	—	—	18	(695)	(695)
Restricted stock grants, net	210	2	(2)	—	—	—	—	—
Share-based compensation	—	—	10,867	—	—	—	—	10,867
Balance at December 31, 2018	44,690	500	619,850	410,641	(72,861)	5,296	(147,861)	810,269
Net income	—	—	—	83,734	—	—	—	83,734
Common stock dividends declared	—	—	—	(49,090)	—	—	—	(49,090)
Other comprehensive loss	—	—	—	—	7,768	—	—	7,768
Exercise of stock options	114	1	3,115	—	—	—	—	3,116
Purchase of treasury stock	(933)	—	—	—	—	933	(29,556)	(29,556)
Restricted stock grants, net	281	3	(3)	—	—	—	—	—
Share-based compensation	—	—	15,121	—	—	—	—	15,121
Balance at December 31, 2019	44,152	$504	$638,083	$445,285	$(65,093)	6,229	$(177,417)	$841,362

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$83,734	$(8,062)	$122,228
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred financing costs write-off	123	—	—
Asset impairment charge and loss on divestiture, net	—	102,140	—
Provision for doubtful accounts	5,879	2,412	5,037
Amortization of deferred financing costs	1,837	2,060	2,060
Amortization of long-term liabilities	13	145	130
Share-based compensation expense	15,121	10,867	7,373
Depreciation and amortization	70,583	67,000	63,372
Gain on sale of rental fleet	(5,923)	(6,055)	(5,657)
Loss on disposal of property, plant and equipment	100	600	517
Deferred income taxes	23,305	(2,523)	(49,980)
Foreign currency exchange	274	(64)	25
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	20,670	(22,011)	(15,677)
Inventories	2,280	(406)	(90)
Other assets	486	826	(635)
Accounts payable	3,041	2,909	(4,985)
Accrued liabilities	(8,805)	10,260	11,928
Net cash provided by operating activities	212,718	160,098	135,646
Cash Flows from Investing Activities:
Cash paid for businesses acquired, net of cash acquired	(13,048)	—	—
Proceeds from sale of assets held for sale	—	10,153	—
Additions to rental fleet, excluding acquisitions	(70,851)	(85,961)	(63,688)
Proceeds from sale of rental fleet	13,726	14,993	12,953
Additions to property, plant and equipment, excluding acquisitions	(13,274)	(16,931)	(20,122)
Proceeds from sale of property, plant and equipment	740	683	851
Net cash used in investing activities	(82,707)	(77,063)	(70,006)
Cash Flows from Financing Activities:
Net repayments under lines of credit	(38,096)	(40,790)	(6,875)
Deferred financing costs	(3,521)	—	(12)
Principal payments on finance lease obligations	(10,690)	(9,746)	(7,418)
Issuance of common stock	3,116	3,617	5,800
Dividend payments	(48,882)	(44,530)	(40,171)
Purchase of treasury stock	(29,556)	(695)	(8,367)
Net cash used in financing activities	(127,629)	(92,144)	(57,043)
Effect of exchange rate changes on cash and cash equivalents	66	1,263	717
Net increase (decrease) in cash and cash equivalents	2,448	(7,846)	9,314
Cash and cash equivalents at beginning of year	5,605	13,451	4,137
Cash and cash equivalents at end of year	$8,053	$5,605	$13,451
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$40,150	$37,979	$35,029
Cash paid during the year for income and franchise taxes	6,600	4,012	2,607
Equipment and other acquired through finance lease obligations	21,730	20,314	9,501
Capital expenditures accrued or payable	5,591	10,752	7,270

See accompanying notes.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Mobile Mini, Organization and Description of Business

Mobile Mini, Inc., a Delaware corporation, is a leading provider of portable storage and specialty containment solutions. In these notes, the terms “Mobile Mini,” the “Company,” “we,” “us,” and “our” refer to Mobile Mini, Inc. At December 31, 2019, we have a fleet of portable storage and office units operating throughout the U.S., Canada and the U.K. serving a diversified customer base, including construction companies, large and small retailers, medical centers, schools, utilities, distributors, the military, hotels, restaurants, entertainment complexes and households. These customers use our products for a wide variety of applications, including the storage of construction materials and equipment, retail and manufacturing inventory, documents and records and other goods. We also have a fleet of specialty containment products, concentrated in the Gulf Coast region of the U.S., including liquid and solid containment units, serving a specialty sector in the industry.  Specialty products are leased primarily to chemical, refinery, oil and natural gas drilling, mining and environmental service customers.

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

Receivables and Allowance for Doubtful Accounts

Receivables are stated net of an allowance for doubtful accounts. We maintain a general allowance for doubtful accounts based on collection experience for which no specific customer has been identified.  Expense related to this reserve is recorded within the rental, selling and general expenses line on our consolidated statements of operations.  Accounts are written off against the allowance when management determines the account is uncollectible. We require a security deposit on most leased office units to cover the cost of damages or unpaid balances, if any.  Our provision for doubtful accounts was less than 1.5% of total revenues in the years ended December 31, 2019, 2018 and 2017.

The information presented in the table below reflects the activity in the allowance for doubtful accounts during the periods presented.

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands)
Balance at beginning of year	$4,599	$6,250	$4,886
Provision charged to expense	5,879	2,412	5,037
Write-offs and other	(5,856)	(4,063)	(3,673)
Balance at end of year	$4,622	$4,599	$6,250

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments which potentially expose us to concentrations of credit risk consist primarily of receivables. Concentration of credit risk with respect to receivables is limited due to our large number of customers spread over a broad geographic area in many industry sectors. We typically have the right to repossess rented portable storage units, including any customer goods contained in the unit, following non-payment of rent. Receivables related to sold units are generally secured by the product sold to the customer.  Our largest customer accounted for approximately 5% of our consolidated rental revenue for the year ended December 31, 2019, and  7% of our trade receivables at December 31, 2019.  These receivables generally fluctuate throughout the year depending upon seasonal demand but are typically higher at year end following the seasonal holiday business.

Inventories

Inventories at December 31 consisted of the following:

	2019	2018
	(In thousands)
Raw materials and supplies	$6,957	$8,078
Finished units	2,560	3,647
Inventories	$9,517	$11,725

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the assets’ estimated useful lives. Our depreciation expense related to property, plant and equipment for 2019, 2018 and 2017 was $32.2 million, $28.8 million and $25.9 million, respectively. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the disposal of property, plant and equipment and is included in rental, selling and general expenses in the consolidated statements of operations.

Property, plant and equipment at December 31 consisted of the following:

	Residual Value as Percentage of Original Cost	Useful Life in Years	2019	2018
			(In thousands)
Land			$1,653	$1,638
Vehicles and machinery	0 - 55%	5 - 30	174,191	156,195
Buildings and improvements (1)	0 - 25	3 - 30	33,137	27,614
Computer equipment and software	0	3 - 10	76,587	70,903
Furniture and office equipment	0	3 - 10	5,354	6,680
Property, plant and equipment			290,922	263,030
Accumulated depreciation and amortization			(133,739)	(108,776)
Property, plant and equipment, net			$157,183	$154,254

(1)	Improvements made to leased properties are depreciated over the lesser of the estimated useful life or the remaining term of the respective lease.

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

Deferred Financing Costs

Deferred financing costs consist of the costs of obtaining long-term financing.  Deferred financing costs related to our lines of credit are included in other assets in the consolidated balance sheets, while the Senior Notes are presented on the balance sheet net of deferred financing costs. These costs are amortized and included in interest expense over the term of the related debt, using the straight-line method, which approximates the effective interest method. Amortization expense for deferred financing costs was approximately $1.8 million, $2.1 million and $2.1 million in 2019, 2018 and 2017, respectively.

As of December 31, 2019, $2.9 million and $5.0 million of the total $7.9 million unamortized deferred financing costs, related to the 2024 Notes and the Credit Agreement, respectively. The annual amortization of deferred financing costs is expected to be as follows (in thousands):

2020	$1,818
2021	1,818
2022	1,818
2023	1,818
2024	585
Total	$7,857

Goodwill

For acquired businesses, we record assets acquired and liabilities assumed at their estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired is recorded as goodwill. Of the $713.4 million total goodwill at December 31, 2019, $474.6 million related to the North America Storage Solutions segment, $57.6 million related to the U.K. Storage Solutions segment and $181.2 million related to the Tank & Pump Solutions segment.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2019, 2018 and 2017, management assessed qualitative factors and determined it is more-likely-than-not each of the reporting unit’s assigned goodwill had estimated fair values greater than the respective reporting unit’s individual net asset carrying values; therefore, the two step impairment test was not performed.

The following table shows the activity and balances related to goodwill from January 1, 2018 to December 31, 2019:

(In thousands)
Balance at January 1, 2018 (1)	$708,907
Foreign currency (2)	(3,690)
Balance at December 31, 2018 (1)	705,217
Acquisitions	6,011
Foreign currency (2)	2,176
Balance at December 31, 2019 (1)	$713,404

(1)	Includes accumulated amortization of $2.0 million and accumulated impairment of $12.5 million.
(2)	Represents foreign currency translation adjustments primarily related to the U.K. Storage Solutions reporting unit.

Intangibles

Intangible assets are amortized over the estimated useful life of the asset utilizing a method which reflects the estimated pattern in which the economic benefits will be consumed.  Customer relationships are amortized based on the estimated attrition rates of the underlying customer base, other intangibles are amortized using the straight-line method.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects balances related to intangible assets for the years ended December 31:

		2019			2018
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Customer relationships	15 - 20	$94,808	$(44,846)	$49,962	$92,751	$(39,472)	$53,279
Trade names/trademarks	5 - 7	5,200	(4,164)	1,036	5,913	(4,014)	1,899
Non-compete agreements	5	1,810	(1,648)	162	1,886	(1,549)	337
Other	20	60	(35)	25	59	(32)	27
Total		$101,878	$(50,693)	$51,185	$100,609	$(45,067)	$55,542

Amortization expense for amortizable intangibles was approximately $6.6 million, $6.5 million and $6.5 million in 2019, 2018 and 2017, respectively. See information regarding intangibles acquired in conjunction with company acquisitions in Note 3.  When intangible assets reach the end of their contractual term or are fully amortized, the gross carrying amount and accumulated amortization are reduced to zero.  Based on the carrying value at December 31, 2019, future amortization of intangible assets is expected to be as follows for the years ended December 31 (in thousands):

2020	$5,891
2021	5,423
2022	5,027
2023	4,382
2024	4,021
Thereafter	26,441
Total	$51,185

Impairment of Long-Lived Assets (Other than Goodwill)

Our rental fleet, property, plant and equipment, and finite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may be impaired. If this review indicates the carrying value of these assets will not be recoverable, as measured based on estimated undiscounted cash flows over their remaining life, the carrying amount would be adjusted to fair value.  The cash flow estimates contain management’s best estimates using appropriate and customary assumptions and projections at the time of evaluation.  See Note 4 for discussion of an impairment and divestiture loss during 2018 related primarily to long-lived assets.  There were no indicators of impairment for long-lived assets held for use at December 31, 2019 or at December 31, 2018.

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

Rental revenue includes revenues associated with rental contracts with customers and may have multiple performance obligations including the direct rental of fleet to our customers, fleet delivery and pickup. Also included in rental revenues are ancillary fees including late charges and charges for damages. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using the contractually stated price as our best estimate of the standalone selling price of each distinct promise in the contract. Our prices are determined using methods and assumptions developed consistently across similar customers and markets. We perform an ongoing collectability assessment of our accounts receivables and establish specific reserves when appropriate. Activity related to specific reserves is recorded as a reduction to revenue.

We enter into contracts with our customers to rent equipment based on a monthly rate for our Storage Solutions fleet and a daily, weekly or monthly rate for our Tank & Pump Solutions fleet. Revenues from renting are recognized ratably over the rental period, in accordance with lease accounting guidance. The rental continues until cancelled by the customer or the Company. If equipment is returned prior to the end of the contractually obligated period, the excess, if any, between the amount the customer is contractually required to pay, over the cumulative amount of revenue recognized to date, is recognized as incremental revenue upon return. Customers may utilize our equipment delivery and pick-up services in conjunction with the rental of equipment, but it is not required. Revenue pursuant to the delivery or pickup of a rented unit is recognized upon completion of the service in accordance with revenue recognition guidance and is included in the rental revenues financial statement caption.

We may use third parties to satisfy our performance obligations, including both the provision of rental units and other services. To determine whether we are the principal or agent in the arrangement, we review each third-party relationship on a contract by contract basis. We are an agent when our role is to arrange for another entity to provide the rental units and other services to the customer. In these instances, we do not control the rental unit or service before it is provided. We are the principal when we control the rental unit or service prior to transferring control to the customer. Mobile Mini may be a principal in the fulfillment of some rental units and services and an agent for other rental units and services within the same contract.  We recognize revenue on a gross basis when we are the principal in the arrangement and on a net basis when we are the agent.

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

We adopted new guidance related to leases as of January 1, 2019.  The adoption did not have a significant impact on our revenue, nor did it result in a cumulative effect adjustment.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Costs and Liabilities

We incur commission costs to obtain rental contracts and for sales of fleet inventory.  We expect the period benefitted by each commission to be less than one year. As a result, we have applied the practical expedient for incremental costs of obtaining a contract and expense commissions as incurred.

When customers are billed in advance, we defer recognition of revenue and reflect unearned rental revenue at the end of the period.  As of December 31, 2019 and 2018, we had approximately $41.2 million and $41.0 million, respectively, of unearned rental revenue included in accrued liabilities in the consolidated balance sheets for December 31, 2019 and 2018.  We expect to perform the remaining performance obligations and recognize the unearned rental revenue within the next twelve months.

Cost of Sales

Cost of sales in our consolidated statements of operations includes the net book value of the units that were sold during the reported period and includes both our cost to buy, transport, remanufacture and modify used containers and our cost to manufacture Storage Solutions units and other structures, and to a lesser extent the costs of parts and supplies sold to customers.

Advertising Costs

Advertising expense was $3.0 million, $3.4 million and $4.0 million in 2019, 2018 and 2017, respectively. The balance of prepaid advertising costs, which are never amortized more than twelve months, was approximately $0.1 million at both December 31, 2019 and 2018.

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

The Tax Act enacted a new minimum tax on U.S. companies’ foreign operations called Global Intangible Low Tax Income (“GILTI”). The Company has made a policy election to account for any impacts of GILTI tax in the period in which it is incurred.

Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period.  Restricted stock awards are subject to the risk of forfeiture and are not included

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in the calculation of basic weighted average number of common shares outstanding until vested. Diluted EPS is calculated under the treasury stock method.  Potential common shares included restricted common stock and incremental shares of common stock issuable upon the exercise of stock options.

The following table is a reconciliation of net income (loss) and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted EPS:

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Numerator:
Net income (loss)	$83,734	$(8,062)	$122,228
Denominator:
Weighted average shares outstanding - basic	44,178	44,295	44,055
Dilutive effect of share-based awards	372	—	199
Weighted average shares outstanding - diluted	44,550	44,295	44,254
Earnings per share:
Basic	$1.90	$(0.18)	$2.77
Diluted	1.88	(0.18)	2.76

There are approximately 0.7 million of common stock equivalents that would have been included in the diluted EPS denominator for the year ended December 31, 2018 had there not been a net loss.  These common stock equivalents were excluded because their inclusion would reduce the net loss per share.  In addition, the following table represents the number of stock options and restricted stock awards that were issued or outstanding but excluded in calculating diluted EPS because their effect would have been anti-dilutive, or the underlying performance criteria had not been met:

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands)
Stock options	1,516	915	2,078
Restricted stock awards	1	33	2
Total	1,517	948	2,080

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

At December 31, 2019 and 2018, we did not have any financial instruments required to be recorded at fair value on a recurring basis.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts of cash, cash equivalents, receivables, accounts payable and accrued liabilities approximate fair values based on their short-term nature. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of our revolving credit facility debt and finance leases at December 31, 2019 and 2018 approximated their respective book values.

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

The Senior Notes are presented on the balance sheet net of deferred financing costs. The gross carrying value and the fair value of the Senior Notes are as follows:

	2019	2018
	(In thousands)
Carrying value	$250,000	$250,000
Fair value	260,938	247,028

Derivatives

In the normal course of business, our operations are exposed to fluctuations in interest rates. We have in the past, and may again in the future, address a portion of these risks through a controlled program of risk management that includes the use of derivative financial instruments. The objective of controlling these risks is to limit the impact of fluctuations in interest rates on earnings. At December 31, 2019 and 2018, we did not have any derivative financial instruments.

Share-Based Compensation

We calculate the fair value of stock options using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected life and risk-free interest rates. The fair value of stock awards is estimated as the closing price of our common stock on the date of grant.  Compensation related to service-based awards are recognized on a straight-line basis over the vesting period, which is generally three to four years. Compensation expense related to performance-based awards is recognized over the implicit service period of the award based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date.  Expense related to performance-based awards that have multiple vesting dates, is recognized using the accelerated attribution approach, whereby each vesting tranche is treated as a separate award for purposes of determining the implicit service period.  Share-based compensation expense is reduced for forfeitures when they occur.  We did not issue stock options in the years ended December 31, 2019 or 2018.

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

This guidance also requires entities to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. The entity is also required to present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

would be presented.  This standard is effective for annual and interim periods beginning after December 15, 2019. We will adopt this standard on January 1, 2020.  Adoption will not have a material effect on our consolidated financial statements.

Share-Based Compensation – Modifications. In May 2017, the FASB issued a standard which clarifies what constitutes a modification of a share-based payment award.  This standard is effective for annual and interim periods beginning after December 15, 2017.  We implemented this standard on January 1, 2018.

Business Combinations.  In January 2017, the FASB issued a standard which clarifies the definition of a business and provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  This standard is effective for annual and interim periods beginning after December 15, 2017.  We implemented this standard on January 1, 2018.

Intangibles – Goodwill and Other.  In January 2017, the FASB issued a standard requiring an entity to no longer perform a hypothetical purchase price allocation to measure goodwill impairment.  Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit.  This standard is effective for annual and interim periods beginning after December 15, 2019.  Entities may early adopt the guidance for goodwill impairment tests with measurement dates after January 1, 2017.  We will adopt this standard on January 1, 2020. We do not expect the adoption to have a material effect on our consolidated financial statements.

Financial Instruments – Credit Losses. In June 2016, the FASB issued guidance amending the previous guidance on impairment of financial instruments.  Among other things, the new guidance requires expectations of future credit losses to be based on relevant information from past events, including historical experience, current conditions and reasonable and supportable forecasts that affect collectability.  This guidance does not apply to receivables arising from direct rental revenue related to our operating leases.  The guidance will be effective for fiscal years and interim periods beginning after December 15, 2019.  We will adopt this standard utilizing a modified-retrospective approach on January 1, 2020. We do not expect the adoption to have a material effect on our consolidated financial statements.

Leases.  In February 2016, the FASB issued a standard on lease accounting requiring a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. This standard is effective for annual and interim periods beginning after December 15, 2018. We adopted this standard effective January 1, 2019, utilizing a modified retrospective transition approach. We chose to use the effective date as our date of initial application. Consequently, financial information was not updated, and the disclosures required under the new standard were not provided for dates and periods before January 1, 2019.  For more information regarding our leases, see the disclosure in Note 8.

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

When we enter contractual arrangements as lessor, we expect the period of each rental to be less than one year. As such, the accounting for contracts in which we are the lessor is not affected. This standard did not materially impact our consolidated net earnings and had no impact on cash flows. See Note 8 for additional information.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Acquisitions

During the year ended December 31, 2019, we completed four acquisitions of portable storage businesses through both asset purchase and stock purchase agreements.  Three of these acquisitions strengthened our existing operations in Oklahoma, Missouri and New York.  The fourth acquisition created a new location in the Bloomington, Illinois market.

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

The components of the purchase price and net assets acquired during the year ended December 31, 2019 are as follows (in thousands):

Net Assets Acquired:
Cash	$10
Rental fleet	5,833
Property, plant and equipment	40
Intangible assets:
Customer relationships	2,038
Non-compete agreements	150
Goodwill	6,011
Other assets	162
Other liabilities	(1,186)
Total	$13,058
Total, less cash acquired	$13,048

We did not make any acquisitions during the years ended December 31, 2018 and 2017.

(4) Asset Impairment Charge and Loss on Divestiture, Net of Proceeds

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

In July 2018, management presented a proposed plan of sale for certain identified assets to the Board of Directors, and on July 24, 2018 the Board of Directors made the strategic decision to approve the plan and authorized management to begin actively marketing the assets for sale.  As a result, we placed these assets as held for sale and recognized a $98.3 million loss on divestiture in the third quarter of 2018.  In the fourth quarter of 2018, additional assets were identified and placed as held for sale, resulting in a full-year loss of $102.1 million, which consisted primarily of a non-cash loss of $111.4 million. The majority of the assets have been sold as scrap metal. In addition to rental fleet, we also identified and placed for sale, property, plant and equipment and inventory that were not being used efficiently. The assets represented a subset of larger asset groups held by the Company.  As of December 31, 2018, the sale was completed.

In conjunction with this project, we evaluated the assigned depreciable lives and salvage values of our fleet.  We believe that the assigned lives and salvage values discussed in Note 6 continue to be appropriate for our fleet.

Related to this activity, the Company has recognized exit costs as positions were eliminated and yards, or portions of yards were exited.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The loss for the year ended December 31, 2018 is set forth below:

	Net Book Value	Units
	(In thousands)
North America Storage Solutions Fleet:
Steel storage containers	$57,579	20,072
Steel ground level offices	30,806	3,543
Other	363	286
United Kingdom Storage Solutions Fleet	8,152	1,525
Tank & Pump Solutions Fleet	1,654	622
Other	12,875	n/a
Total	111,429	26,048
Proceeds, net of disposal costs	(9,289)
Net loss on impairment and divestiture	$102,140

(5) Revenues

In the following table, rental revenue is disaggregated by the nature of the underlying service provided and for the periods indicated.  The table also includes a reconciliation of the disaggregated rental revenue to our reportable segments.

	For the Year Ended December 31, 2019
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Direct rental revenue	$289,427	$52,976	$342,403	$78,715	$421,118
Delivery, pickup and similar revenue	87,824	17,933	105,757	34,535	140,292
Ancillary rental revenue	12,423	4,829	17,252	2,995	20,247
Total rental revenues	$389,674	$75,738	$465,412	$116,245	$581,657

	For the Year Ended December 31, 2018
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Direct rental revenue	$273,232	$56,516	$329,748	$78,163	$407,911
Delivery, pickup and similar revenue	82,325	19,456	101,781	30,330	132,111
Ancillary rental revenue	11,156	4,779	15,935	2,240	18,175
Total rental revenues	$366,713	$80,751	$447,464	$110,733	$558,197

	For the Year Ended December 31, 2017
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Direct rental revenue	$247,014	$54,102	$301,116	$66,204	$367,320
Delivery, pickup and similar revenue	70,478	18,698	89,176	23,889	113,065
Ancillary rental revenue	11,756	4,542	16,298	2,142	18,440
Total rental revenues	$329,248	$77,342	$406,590	$92,235	$498,825

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Rental Fleet

Depreciation expense related to our rental fleet for 2019, 2018 and 2017 was $31.8 million, $31.7 million and $31.0 million, respectively. At December 31, 2019 and 2018, all rental fleet units were pledged as collateral under the Credit Agreement.  Appraisals on our rental fleet are required by our lenders on a regular basis. The appraisal typically reports no difference in the value of the unit due to the age or length of time it has been in our fleet. Based in part upon our lender’s third-party appraiser who evaluated our fleet as of August 31, 2019, management estimates that the net orderly liquidation appraisal value of our rental fleet as of December 31, 2019 was approximately $1.1 billion.  Our net book value for this fleet as of December 31, 2019 was $966.2 million.

Rental fleet at December 31 consisted of the following:

	Residual Value as Percentage of Original Cost (1)	Useful Life in Years	2019	2018
			(In thousands)
Storage Solutions:
Steel storage containers	55%	30	$627,230	$601,127
Steel ground level offices	55%	30	366,630	341,385
Other			6,565	7,249
Total			1,000,425	949,761
Accumulated depreciation			(166,565)	(151,666)
Total Storage Solutions fleet, net			$833,860	$798,095
Tank & Pump Solutions:
Steel tanks		25	$82,015	$72,770
Roll-off boxes		15 - 20	35,398	34,205
Stainless steel tank trailers		25	29,716	28,764
Vacuum boxes		20	16,775	17,005
De-watering boxes		20	9,486	8,429
Pumps and filtration equipment		7	14,343	13,984
Other			9,776	8,475
Total			197,509	183,632
Accumulated depreciation			(65,146)	(52,637)
Total Tank & Pump Solutions fleet, net			$132,363	$130,995
Total rental fleet, net			$966,223	$929,090

(1)	Tank & Pump Solutions fleet has been assigned zero residual value.

(7) Debt

Lines of Credit

On March 22, 2019, Mobile Mini and certain of its subsidiaries entered into the Credit Agreement with Deutsche Bank as administrative agent, and the other lenders party thereto. The Credit Agreement amended, restated and replaced Mobile Mini’s prior Amended and Restated ABL Credit Agreement dated as of December 14, 2015 (the “Prior Credit Agreement”) with Deutsche Bank, as administrative agent, and the other lenders party thereto.

The Credit Agreement provides for a five year, $1 billion first lien senior secured revolving credit facility, which is for borrowing in U.S. Dollars (the “U.S. Subfacility”), in British Pounds and Euros (the “U.K. Subfacility”), and in Canadian Dollars (the “Canadian Subfacility”). The U.S. Subfacility is subject to, among other things, the terms of a borrowing base calculated as a discount to the value of certain pledged U.S. collateral; the U.K. Subfacility is subject to a similar borrowing base that includes certain pledged U.K. collateral; and the Canadian Subfacility is subject to a similar borrowing base that includes certain pledged Canadian collateral.  Under the terms of the Credit Agreement, certain real property will require an appraisal before the value can be considered in the borrowing base of the respective subfacilities. All three borrowing bases are subject to certain reserves and caps customary for financings of this type. The Credit Agreement has an accordion feature that permits, under certain conditions, an increase of up to $500 million of additional commitments. If at any time the aggregate

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amounts outstanding under the subfacilities exceed the respective borrowing base then in effect, a prepayment of an amount sufficient to eliminate such excess is required to be made. Mobile Mini has the right to prepay loans under the Credit Agreement in whole or in part at any time.  All amounts borrowed under the New Credit Agreement must be repaid on or before March 22, 2024.  The Credit Agreement also provides for the issuance of irrevocable standby letters of credit by U.S. lenders in amounts totaling up to $50 million, by U.K.-based lenders in amounts totaling up to $20 million and by Canadian-based lenders in amounts totaling up to $20 million.

Loans made under the U.S. Subfacility bear interest at a rate equal to, at Mobile Mini’s option, either (a) the London interbank offered rate (“LIBOR”) plus an applicable margin (“LIBOR Loans”) or (b) the prime rate plus an applicable margin (“Base Rate Loans”).  With some exceptions, Mobile Mini may freely convert LIBOR Loans to Base Rate Loans and vice versa.  Loans made under the U.K. Subfacility denominated in British Pounds bear interest at a rate equal to LIBOR plus an applicable margin and loans denominated in Euros bear interest at a rate equal to the Euro interbank offered rate (“EURIBOR”) plus an applicable margin.  Loans made under the Canadian Subfacility bear interest at a rate equal to, at Mobile Mini’s option, either (i) the Canadian prime rate plus an applicable margin (“Canadian Prime Rate Loans”) or (ii) the Canadian Dollar bankers’ acceptance rate (“B/A Rate”) plus an applicable margin (“Canadian LIBOR Loans”).  With some exceptions, Mobile Mini may freely convert Canadian Prime Rate Loans to Canadian LIBOR Loans and vice versa.  The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.25% to 1.75% for LIBOR Loans and 0.25% to 0.75% for Base Rate Loans at each measurement date. As of December 31, 2019, the applicable margins are 1.50% for LIBOR Loans and 0.50% for Base Rate Loans.  The applicable margins will be readjusted quarterly based upon Mobile Mini’s daily average total borrowing availability.  Mobile Mini is also required to pay an unused line fee in respect to the unutilized commitments under the Credit Agreement at a fee rate of 0.225% per annum, as well as customary letter of credit fees.

Ongoing extensions of credit under the Credit Agreement are subject to customary conditions, including sufficient availability under the respective borrowing base.  The Credit Agreement also contains covenants that require Mobile Mini to, among other things, periodically furnish financial and other information to the various lenders.  The Credit Agreement contains customary negative covenants applicable to Mobile Mini and its subsidiaries, including negative covenants that restrict the ability of such entities to, among other things, (i) allow certain liens to attach to Mobile Mini or subsidiary assets, (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, or prepay certain indebtedness, (iii) incur additional indebtedness or engage in certain other types of financing transactions, and (iv) make acquisitions or other investments.  In addition, Mobile Mini must comply with a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of each quarter, upon specified excess availability under the Credit Agreement falling below the greater of (y) $90 million and (z) 10% of the lesser of the then total revolving loan commitment and aggregate borrowing base.  As of December 31, 2019, we were in compliance with the minimum borrowing availability threshold set forth in the Credit Agreement and therefore, are not subject to any financial maintenance covenants.

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

The Credit Agreement also includes other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type, including events of default relating to a change of control of Mobile Mini.

The weighted average interest rate under the lines of credit was approximately 3.8% in 2019 and 3.5% in 2018. The average outstanding balance was approximately $578.5 million and $613.8 million during 2019 and 2018, respectively. At December 31, 2019, the Company had approximately $555.4 million of borrowings outstanding and $440.4 million of additional borrowing availability under the Credit Agreement, based upon borrowing base calculations as of such date.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Obligations Under Finance Leases

At December 31, 2019 and 2018, obligations under finance leases for certain real property, transportation, technology and office related equipment were $74.4 million and $63.4 million, respectively. See additional information in Note 8.

Future Debt Obligations

The scheduled maturity for debt obligations for balances outstanding at December 31, 2019 are as follows:

	Lines of Credit	Senior Notes	Finance Lease Obligations	Total
	(In thousands)
2020	$—	$—	$14,136	$14,136
2021	—	—	13,779	13,779
2022	—	—	12,755	12,755
2023	—	—	11,349	11,349
2024	555,400	250,000	7,754	813,154
Thereafter	—	—	14,626	14,626
Total	$555,400	$250,000	$74,399	$879,799

(8) Leases

We determine if an arrangement is a lease at inception. Our material lease contracts are generally for real estate or equipment, and the determination of whether such contracts contain leases generally does not require significant estimates or judgments.

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

Lease Assets and Liabilities

For leases with an initial term greater than twelve months, we recognize a lease asset and liability at the commencement date.  Lease assets are initially measured at cost, which includes the initial amount of the lease liability, plus any initial direct costs incurred, less lease incentives received.  In our consolidated balance sheets, finance lease assets are included in property, plant and equipment.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fixed Payments – Lease payments included in our measurement of the lease liability include the following: fixed payments owed over the lease term, termination penalties if we expect to exercise a termination option, the price to purchase the underlying asset if we are reasonably certain to exercise the purchase option and residual value guarantees, if applicable.

Maturity of Lease Liabilities

The scheduled maturity for lease liabilities for balances outstanding at December 31, 2019 were as follows:

	Operating Leases	Finance Leases
	(In thousands)
2020	$20,344	$15,952
2021	17,473	15,227
2022	15,554	13,854
2023	13,156	12,124
2024	11,270	8,297
Thereafter	30,667	15,043
Total liabilities	108,464	80,497
Less: interest	(13,532)	(6,098)
Present value of lease liabilities	$94,932	$74,399

Assets recorded under finance lease obligations totaled approximately $112.3 million as of December 31, 2019 and the related accumulated amortization totaled approximately $49.7 million.

The scheduled maturity for lease payments at December 31, 2018 were as follows:

	Operating Leases	Finance Leases
	(In thousands)
2019	$18,827	$12,055
2020	15,510	12,869
2021	13,324	12,434
2022	12,205	11,060
2023	10,402	9,331
Thereafter	33,440	11,029
Total	$103,708	68,778
Less: interest		(5,419)
Present value of minimum lease payments		$63,359

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Expense and Activity

Payments due under lease contracts include fixed payments plus, for many of our leases, variable payments.  Fixed payments under our leases are recognized on a straight-line basis over the term of the lease, including any periods of free rent.  Variable expenses associated with leases are recognized when they are incurred. For our real estate leases, variable payments include such items as allocable property taxes, local sales and business taxes, and common area maintenance charges.  Variable payments associated with equipment leases include such items as maintenance services provided by the lessor and local sales and business taxes.  We have elected as an accounting policy to not separate lease components and non-lease components for all classes of underlying assets.

In our consolidated statements of operations, expenses for our operating leases are recognized within rental, selling and general expenses and amortization of assets held under finance leases is included in depreciation and amortization expense.

Our lease activity was as follows:

For the Year Ended December 31, 2019
Expense:
Finance lease expense:
Amortization of finance lease assets	$13,999
Interest on obligations under finance leases	1,692
Total finance lease expense	$15,691
Operating lease expense:
Short-term lease expense	$1,151
Fixed lease expense	22,002
Variable lease expense	3,099
Sublease income	(114)
Total operating lease expense	$26,138

Cash paid and new or modified lease information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from finance leases	$1,693
Operating cash outflows from operating leases, fixed payments	21,354
Financing cash outflows from finance leases	10,690
Net assets obtained in exchange for new or modified finance lease liabilities	21,730
Net operating lease assets obtained in exchange for new or modified operating lease liabilities	21,518

Expense under operating leases was approximately $25.3 million and $23.9 million for the years ended December 31, 2018 and 2017, respectively.

Lease Term and Discount Rates

Weighted-average remaining lease terms and discount rates as of December 31, 2019 were as follows:

Lease terms and discount rates:
Weighted-average remaining lease term - finance leases (in years)	4.6
Weighted-average remaining lease term - operating leases (in years)	7.1
Weighted average discount rate - finance leases	2.7%
Weighted average discount rate - operating leases	3.4%

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Income Taxes

Income (loss) from operations before income tax consisted of the following:

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands)
U.S.	$94,064	$(16,784)	$52,609
Foreign	18,015	11,473	21,515
Total	$112,079	$(5,311)	$74,124

The provision (benefit) for income taxes from continuing operations consisted of the following:

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands)
Current:
U.S. federal	$—	$—	$—
State	2,218	2,340	990
Foreign	2,822	2,934	886
Total current	5,040	5,274	1,876
Deferred:
U.S. federal	20,877	158	(59,257)
State	1,971	(1,796)	7,000
Foreign	457	(885)	2,277
Total deferred	23,305	(2,523)	(49,980)
Total provision (benefit) for income taxes	$28,345	$2,751	$(48,104)

A reconciliation of the U.S. federal statutory rate to our effective tax rate is as follows:

	For the Years Ended December 31,
	2019	2018	2017
U.S. federal statutory rate	21.0%	21.0%	35.0%
State taxes, net of federal benefit	4.2	6.3	4.5
Nondeductible expenses and other	(1.0)	(0.7)	0.1
U.S. mandatory repatriation	—	47.5	4.2
Executive compensation	1.2	(15.2)	—
Adjustment of deferred tax asset for nondeductible share-based compensation	—	(109.5)	—
Global intangible low tax income	1.0	(14.3)	—
Adjustment of net deferred tax liability for enacted tax rate change	(0.8)	7.7	(104.7)
Foreign rate differential	(0.3)	5.4	(4.0)
Effective tax rate	25.3%	(51.8)%	(64.9)%

The effective income tax expense rate of 25.3% for the year ended December 31, 2019 was impacted by a $1.0 million benefit related to a federal tax true up and a $0.7 million state tax true up to the blended tax rate applied to deferred tax liabilities partially offset by the tax effect of the $3.6 million non-deductible stock compensation recorded in the current year. See additional information regarding the non-deductible stock compensation in Note 11.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective income tax (benefit) rate of (51.8%) for the year ended December 31, 2018 was impacted by the $102.1 million asset impairment charge and loss on divestiture which resulted in a $5.3 million loss before income taxes.  As a result of the low pre-tax loss, the permanent differences between actual income and taxable income had a meaningful effect on the tax rate.  The nondeductible items include $5.8 million in tax expense related to share-based compensation, offset by a $2.6 million reduction in our provisional tax expense related to the repatriation of foreign earnings for the impact of the Tax Act enacted in December 2017.

The $5.8 million tax expense from share-based compensation resulted from an out-of-period adjustment recorded in the fourth quarter of 2018 to correct deferred tax assets that had been established in error in previous years based on the expectation that the compensation would be deductible. In the fourth quarter of 2018 we determined the share-based compensation to be nondeductible and reversed the $5.8 million of deferred tax assets. We determined that the error is immaterial to all prior period financial statements.  Further, the out-of-period correction was immaterial to the consolidated financial statements for the quarter and year ended December 31, 2018.

The components of the net deferred tax liability at December 31 are approximately as follows:

	2019	2018
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$32,726	$38,693
Deferred revenue and expenses	9,124	8,999
Accrued compensation and other benefits	2,303	4,552
Allowance for doubtful accounts	1,354	1,307
Equity compensation	3,992	2,573
Finance leases	17,553	14,008
Operating lease assets	20,615	—
Other	1,335	1,177
Total deferred tax assets	89,002	71,309
Valuation allowance	(1,024)	(1,037)
Net deferred tax assets	87,978	70,272
Deferred tax liabilities:
Fixed assets	(224,246)	(204,394)
Intangibles and goodwill	(37,438)	(35,051)
Operating lease liabilities	(20,748)	—
Other	(580)	(966)
Total deferred tax liabilities	(283,012)	(240,411)
Net deferred tax liabilities	$(195,034)	$(170,139)

A net deferred tax liability of approximately $18.9 million and $17.6 million related to our U.K. operations has been combined with the net deferred tax liabilities of our U.S. operations in the consolidated balance sheets at December 31, 2019 and 2018, respectively.

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

At December 31, 2019, we had U.S. federal net operating loss carryforwards on our federal tax return of approximately $126.5 million, which expire if unused from 2030 to 2034. At December 31, 2019, we had net operating loss carryforwards on the various states’ tax returns in which we operate totaling $88.3 million, which expire if unused from 2020 to 2039.

Management evaluates the ability to realize our deferred tax assets on a quarterly basis and adjusts the amount of our valuation allowance if necessary. Over the past three years, we have generated $121.8 million of federal taxable income.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management currently believes that the ability to generate adequate future taxable income through operations and the reversal of taxable temporary differences are adequate to recover the unreserved portion of these deferred tax assets.

For income tax purposes, deductible compensation related to share-based awards is based on the value of the award when realized, which may be different than the compensation expense recognized by us in our consolidated financial statements, which is based on the award value on the date of grant.  The difference between the value of the award upon grant, and the value of the award when ultimately realized, creates either additional tax expense or benefit.

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

We paid income and franchise taxes of approximately $6.6 million in 2019, $4.0 million in 2018 and $2.6 million in 2017. These amounts are lower than the recorded expense in some years due to net operating loss carryforwards and general business credit utilization.

We are subject to taxation in the U.S. federal jurisdiction, as well as various U.S. state and foreign jurisdictions. We have identified our U.S. federal tax return as our “major” tax jurisdiction. As of December 31, 2019, we are no longer subject to examination by U.S. federal tax authorities for years prior to 2016, to examination for any U.S. state taxing authority prior to 2014, or to examination for any foreign jurisdictions prior to 2015. All subsequent periods remain open to examination.

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

As of December 31, 2019, we had $0.5 million of unrecognized tax benefits all of which would affect the effective tax rate if recognized. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

(In thousands)
Balance December 31, 2018	$—
Additions for tax positions in prior years	515
Balance December 31, 2019	$515

All of the amount of unrecognized tax benefits outstanding at December 31, 2019, is expected to reverse within the next twelve months.

Our policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income before taxes. Penalties and associated interest costs, if any, are recorded in rental, selling and general expenses in our consolidated statements of operations.

(10) Transactions with Related Persons

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

Mr. Watts is also an investor in a digital marketing and strategy company with which Mobile Mini conducts business.  During 2019, 2018 and 2017, Mobile Mini made approximately $0.3 million, $0.4 million and $0.7 million, respectively, in payments to this company.  There was no payable due at December 31, 2019.

Prior to becoming Senior Vice President – Chief Human Resources Officer on November 30, 2017, Mark Krivoruchka was president and owner of a management consultant company that provided human resources consulting and staffing services to Mobile Mini.  For the year ended December 31, 2017, Mobile Mini expensed approximately $1.0 million related to this agreement, including reimbursement for expenses incurred.  No expenses were incurred under this agreement in 2019 or 2018.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Share-Based Compensation

We have historically awarded stock options and restricted stock awards for employees and non-employee directors as a means of attracting and retaining quality personnel and to align employee performance with stockholder value.  Stock option plans are approved by our stockholders and administered by the compensation committee of the Board. The current plan allows for a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock, performance units and other stock-based awards. Participants may be granted any one of the equity awards or any combination. We do not award stock options with an exercise price below the market price of the underlying securities on the date of award.  As of December 31, 2019, 1.2 million shares are available for future grants assuming performance-based award vest at their target amounts.  Generally stock options have contractual terms of ten years.

Service-based awards. We grant share-based compensation awards that vest over time subject to the employee rendering service over the vesting period.  The majority of the service–based awards vest in equal annual installments over a period of three to four years. The expense for service-based awards is expensed ratably over the full service period of the grant.

Performance-based awards. All performance-based awards granted from 2016 through 2019 vest contingently over a three-year period assuming a target number of options or restricted share awards.  However, the terms of these awards provide that the number of options or restricted share awards that ultimately vest may vary between 50% and 200% of the target amount, or may be zero.  The targets were set at the time of grant.  For the years 2016 through 2019, vesting conditions were related to the Company’s return on capital employed.

Expense related to performance-based awards that have multiple vesting dates, is recognized using the accelerated attribution approach, whereby each vesting tranche is treated as a separate award for purposes of determining the implicit service period.  The accelerated attribution approach results in a higher expense during the earlier years of vesting.

Non-employee director awards.  Each non-employee director serving on the Board receives an automatic award of shares of Mobile Mini’s common stock annually.  These awards vest 100% when granted.  For each of the years ended December 31, 2019, 2018 and 2017, $0.9 million, $0.8 million and $0.8 million, respectively, of expense was recognized related to these grants.

Share-based compensation expense. The following table summarizes our share-based compensation:

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands)
Share-based compensation expense included in:
Rental, selling and general expenses	$15,121	$10,504	$7,255
Restructuring expenses	—	363	118
Total share-based compensation	$15,121	$10,867	$7,373

During the year ended December 31, 2019, Mobile Mini amended the terms of certain share-based compensation agreements with its former Chief Executive Officer who retired as an employee of the Company and assumed the position of Chairman of the Board for Mobile Mini as of October 1, 2019.  The amended agreements provide that his service period under such agreements will extend to include his status as a Director.  In connection with these modifications, we recorded additional share-based compensation expense during the period of $3.6 million.

As of December 31, 2019, remaining total unrecognized compensation cost related to stock option awards, assuming achievement at target, was less than $50,000 and the related weighted-average period over which it is expected to be recognized is approximately 0.2 years. As of December 31, 2019, the unrecognized compensation cost related to restricted stock awards assuming achievement at target was approximately $7.6 million, which is expected to be recognized over a weighted-average period of approximately 1.3 years.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock options. The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes-Merton option pricing model which requires the input of assumptions. We estimate the risk-free interest rate based on the U.S. Treasury security rate in effect at the time of the grant. The expected life of the options, volatility and dividend rates are estimated based on our historical data.  No new stock options were issued in 2019 or 2018. The following are the key assumptions used for 2017:

2017
Risk-free interest rate	1.7% - 2.1%
Expected life of the options (years)	5.0
Expected stock price volatility	32.9% - 35.4%
Expected dividend rate	2.5% - 3.1%

The following table summarizes stock option activity for the years ended December 31 (share amounts in thousands):

	Number of Options
	Performance- Based Options	Service- Based Options	Total Options	Weighted Average Exercise Price
Outstanding options at January 1, 2017	528	2,764	3,292	$32.06
Granted	462	—	462	32.44
Canceled/Expired	(233)	(119)	(352)	33.43
Exercised	(96)	(137)	(233)	24.88
Outstanding options at December 31, 2017	661	2,508	3,169	32.49
Additional options granted based upon achievement of specified performance criteria	81	—	81	32.42
Canceled/Expired	(146)	(32)	(178)	27.82
Exercised	(63)	(55)	(118)	30.86
Outstanding options at December 31, 2018	533	2,421	2,954	32.71
Additional options granted based upon achievement of specified performance criteria	227	—	227	29.54
Canceled/Expired	(19)	(38)	(57)	40.50
Exercised	(71)	(43)	(114)	27.32
Outstanding options at December 31, 2019	670	2,340	3,010	32.53
Unvested target options that vest based upon 2019 performance conditions	107

Grants of performance-based stock options are shown in the table above at the target amount in the year of the award.

Additional options granted based upon achievement above target specified performance criteria are shown in the table above when they vest, which is generally in the first quarter of the year following the performance year.  Forfeitures of target options are shown in the table above in the period they are forfeited, which is generally in the first quarter of the year following the performance year.

Actual performance for 2019 exceeded the target established for the 2017 performance-based options. As a result, in the first quarter of 2020, we expect 107,000 options to vest in addition to the unvested options shown in the table above.

A summary of stock options outstanding as of December 31, 2019, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding	3,010	$32.53	4.16	$18,287
Exercisable	2,904	32.53	4.05	17,702

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value of options exercised during the period ended December 31, 2019, 2018 and 2017 was $0.9 million, $1.4 million and $1.6 million, respectively. The weighted average fair value of stock options granted was $8.23 for the year ended December 31, 2017.

Restricted Stock Awards. The fair value of restricted stock awards is estimated as the closing price of our common stock on the date of grant. A summary of restricted stock activity is as follows (share amounts in thousands):

	Number of Shares
	Performance- Based Awards	Service- Based Awards	Total Awards	Weighted Average Grant Date Fair Value
Restricted stock awards at January 1, 2017	—	243	243	30.27
Awarded	—	163	163	32.25
Released	—	(142)	(142)	30.39
Forfeited	—	(30)	(30)	31.53
Restricted stock awards at December 31, 2017	—	234	234	31.42
Awarded	103	123	226	38.47
Released	(2)	(115)	(117)	34.26
Forfeited	(7)	(9)	(16)	36.38
Restricted stock awards at December 31, 2018	94	233	327	35.06
Awarded	120	157	277	36.66
Additional shares awarded based upon achievement of specified performance criteria	31	—	31	36.41
Released	(62)	(115)	(177)	35.25
Forfeited	(11)	(16)	(27)	36.09
Restricted stock awards at December 31, 2019	172	259	431	36.06
Restricted target stock awards that vest based upon 2019 performance conditions	67
Restricted target stock awards that vest based upon 2020 performance conditions	67

Grants of performance-based restricted stock awards are shown in the table above at the target amount in the year of the award.  Additional shares awarded based upon achievement above target specified performance criteria are shown in the table above when they vest, which is generally in the first quarter of the year following the performance year.  Forfeitures of target awards are shown in the table above in the period they are forfeited, which is generally in the first quarter of the year following the performance year.

Actual performance for 2019 exceeded targets established for both 2018 and 2019 performance-based grants.  As a result, in the first quarter of 2020, we expect approximately 53,000 shares to vest in addition to the unvested options shown in the table above.

The total fair value of restricted stock awards that vested in 2019, 2018 and 2017 were $6.2 million, $4.0 million and $4.3 million, respectively.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Benefit Plans

In the U.S. we sponsor 401(k) retirement plans designed to provide tax-deferred retirement benefits to employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code. We also sponsor defined contribution programs in the U.K., and have a Registered Retirement Savings Plan regulated by Canadian law.

Under the U.S. and Canadian plans, we match a percentage of the participants’ contributions up to a specified amount.  Under the U.K. plan, we contribute a percentage of each participant’s annual salary to the plan and, depending on the plan, employees may also be required to contribute a percentage of their annual salary into the plan. Company matches vest immediately.  Company contributions to all these benefit plans totaled approximately $2.9 million, $1.2 million and $0.9 million in 2019, 2018 and 2017, respectively. In each of the three years ending December 31, 2019, 2018 and 2017, we incurred less than $0.1 million for administrative costs for these programs.

(13) Commitments and Contingencies

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

We expense the deductible portion of the individual claims. However, we generally do not know the full amount of our exposure to a deductible in connection with any particular claim during the fiscal period in which the claim is incurred and for which we must make an accrual for the deductible expense. We make these accruals based on a combination of the claims development experience of our staff and our insurance companies, and, at year end, the accrual is reviewed and adjusted, in part, based on an independent actuarial review of historical loss data and using certain actuarial assumptions followed in the insurance industry. A high degree of judgment is required in developing these estimates of amounts to be accrued, as well as in connection with the underlying assumptions. In addition, our assumptions will change as our loss experience is developed. All of these factors have the potential for significantly impacting the amounts previously reserved in respect to anticipated deductible expenses and we may be required in the future to increase or decrease amounts previously accrued.

Our worker’s compensation, auto and general liability insurance are purchased under large deductible programs. Our worker’s compensation and auto liability insurance have deductibles of $500,000 and our general liability insurance deductible is $50,000. Under our various insurance programs, we have collective reserves recorded in accrued liabilities of $3.1 million and $3.6 million at December 31, 2019 and 2018, respectively.

In connection with the issuance of our insurance policies, we have provided our various insurance carriers $4.2 million in letters of credit as of December 31, 2019.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Stockholders’ Equity

Dividends

During the twelve months ended December 31, 2019 we declared cash dividends of $1.10 per share for a total of $49.1 million.  Each future quarterly dividend payment is subject to review and approval by the Board. In addition, our Credit Agreement contains restrictions on the declaration and payment of dividends.

Declaration Date	Payment Date	Record Date (close of business)	Dividend Amount Per Share of Common Stock
January 30, 2019	March 13, 2019	February 27, 2019	$0.275
April 18, 2019	May 29, 2019	May 15, 2019	0.275
July 24, 2019	August 28, 2019	August 14, 2019	0.275
October 29, 2019	November 27, 2019	November 13, 2019	0.275

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

The following table presents share repurchase activities:

	For the Years Ended December 31,
	2019	2018	2017
Shares repurchased under share repurchase program:
Number of shares repurchased	901,669	400	248,072
Average price per repurchased share (1)	$31.53	$29.99	$29.58
Aggregate purchase price, in thousands	$28,428	$12	$7,338
Other shares repurchased (2)
Number of shares repurchased	31,181	17,217	33,700
Average price per repurchased share (1)	$35.61	$39.65	$30.40
Aggregate purchase price, in thousands	$1,110	$683	$1,024

(1)	The weighted average price paid per share of common stock does not include the cost of commissions.
(2)	Shares not purchased as part of a publicly announced plan or program represent shares withheld from employees to satisfy withholding obligations upon the vesting of restricted stock.

Approximately $42.4 million is available for repurchase under our authorized repurchase program as of December 31, 2019.

(15) Restructuring Costs

We have undergone restructuring actions to align our business operations, resulting in expense of $2.0 million and $2.9 million for the years ended December 31, 2018 and 2017, respectively.

The $2.0 million of restructuring expenses recognized in the twelve months ended December 31, 2018, consisted primarily of expense related to the restructuring of our corporate service center, including the severance of an executive, and expense incurred with the restructuring of our business in conjunction with the divestiture of certain assets as discussed in Note 4. Additionally, in 2018, we recognized expenses related to projects initiated in prior years that were not accruable during such periods.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the twelve months ended December 31, 2017, we recognized $1.3 million in expenses related to activities associated with the integration of Evergreen Tank Solutions into the existing Mobile Mini infrastructure.   In addition, we recognized $0.9 million during the twelve months ended December 31, 2017, related to the abandonment of yards, or portions of yards, as well as other costs due to our move away from the wood mobile office business.  The remaining costs in 2017 related largely to divisional and corporate departmental restructurings.

The following table details accrued restructuring obligations (included in accrued liabilities in the consolidated balance sheets) and related activity for the years ended December 31, 2019, 2018 and 2017:

	Severance and Benefits	Lease Abandonment Costs	Other Costs	Total
	(In thousands)
Accrued obligations as of January 1, 2017	$395	$368	$—	$763
Restructuring expense	931	900	1,055	2,886
Settlement of obligations	(787)	(1,086)	(1,019)	(2,892)
Accrued obligations as of December 31, 2017	539	182	36	757
Restructuring expense	1,338	482	186	2,006
Settlement of obligations	(1,473)	(578)	(209)	(2,260)
Accrued obligations as of December 31, 2018	404	86	13	503
Restructuring expense	—	—	—	—
Settlement of obligations	(271)	(86)	(13)	(370)
Accrued obligations as of December 31, 2019	$133	$—	$—	$133

The following amounts are included in restructuring expense for the years ended December 31:

	2018	2017
	(In thousands)
Severance and benefits	$1,338	$931
Lease abandonment costs	482	900
Other costs	186	1,055
Restructuring expenses	$2,006	$2,886

(16) Segment Reporting

Our operations are comprised of three reportable segments: Storage Solutions North America, Storage Solutions United Kingdom and Tank & Pump Solutions. Discrete financial data on each of our products is not available and it would be impractical to collect and maintain financial data in such a manner. The results for each segment are reviewed discretely by our chief operating decision maker.

We operate in the U.S., U.K. and Canada.  All of our locations operate in their local currency and, although we are exposed to foreign exchange rate fluctuation in foreign markets where we rent and sell our products, we do not believe such exposure will have a significant impact on our results of operations. Revenues recognized by our U.S. locations were $526.6 million, $499.8 million and $444.7 million for the twelve months ended December 31, 2019, 2018 and 2017, respectively.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain information regarding each of our reportable segments for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31, 2019
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Revenues:
Rental	$389,674	$75,738	$465,412	$116,245	$581,657
Sales	18,047	6,819	24,866	5,528	30,394
Other	399	—	399	175	574
Total revenues	408,120	82,557	490,677	121,948	612,625
Costs and expenses:
Rental, selling and general expenses	239,650	51,946	291,596	77,929	369,525
Cost of sales	10,441	5,385	15,826	2,849	18,675
Depreciation and amortization	36,103	7,070	43,173	27,410	70,583
Total costs and expenses	286,194	64,401	350,595	108,188	458,783
Income from operations	$121,926	$18,156	$140,082	$13,760	$153,842
Interest expense, net of interest income	$30,141	$491	$30,632	$10,734	$41,366
Income tax provision	24,975	3,126	28,101	244	28,345
Capital expenditures for additions to rental fleet, excluding acquisitions	46,314	4,218	50,532	20,319	70,851

	For the Year Ended December 31, 2018
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Revenues:
Rental	$366,713	$80,751	$447,464	$110,733	$558,197
Sales	20,008	9,024	29,032	5,322	34,354
Other	304	224	528	150	678
Total revenues	387,025	89,999	477,024	116,205	593,229
Costs and expenses:
Rental, selling and general expenses	233,764	53,884	287,648	76,475	364,123
Cost of sales	12,263	7,176	19,439	2,998	22,437
Restructuring expenses	1,934	—	1,934	72	2,006
Asset impairment charge and loss on divestiture, net	91,230	8,652	99,882	2,258	102,140
Depreciation and amortization	33,591	7,891	41,482	25,518	67,000
Total costs and expenses	372,782	77,603	450,385	107,321	557,706
Income from operations	$14,243	$12,396	$26,639	$8,884	$35,523
Interest expense, net of interest income	$29,305	$801	$30,106	$10,792	$40,898
Income tax provision	258	2,381	2,639	112	2,751
Capital expenditures for additions to rental fleet, excluding acquisitions	52,654	6,893	59,547	26,414	85,961

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2017
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Revenues:
Rental	$329,248	$77,342	$406,590	$92,235	$498,825
Sales	19,016	7,973	26,989	5,451	32,440
Other	1,430	445	1,875	409	2,284
Total revenues	349,694	85,760	435,454	98,095	533,549
Costs and expenses:
Rental, selling and general expenses	217,718	50,295	268,013	68,425	336,438
Cost of sales	11,534	6,396	17,930	3,071	21,001
Restructuring expenses	2,674	—	2,674	212	2,886
Depreciation and amortization	31,735	7,057	38,792	24,580	63,372
Total costs and expenses	263,661	63,748	327,409	96,288	423,697
Income from operations	$86,033	$22,012	$108,045	$1,807	$109,852
Interest expense, net of interest income	$24,385	$501	$24,886	$10,817	$35,703
Income tax (benefit) provision	(52,886)	2,045	(50,841)	2,737	(48,104)
Capital expenditures for additions to rental fleet, excluding acquisitions	45,043	11,405	56,448	7,240	63,688

Assets related to our reportable segments include the following:

	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
As of December 31, 2019:
Goodwill	$474,622	$57,566	$532,188	$181,216	$713,404
Intangibles, net	2,518	256	2,774	48,411	51,185
Rental fleet, net	689,424	144,436	833,860	132,363	966,223

As of December 31, 2018:
Goodwill	$468,400	$55,601	$524,001	$181,216	$705,217
Intangibles, net	859	341	1,200	54,342	55,542
Rental fleet, net	657,459	140,636	798,095	130,995	929,090

Included in the consolidated balance sheets are long-lived assets other than property, plant and equipment in the U.S. of $1.5 billion as of both December 31, 2019 and 2018.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Selected Consolidated Quarterly Financial Data (unaudited)

The following table sets forth certain unaudited selected consolidated financial information for each of the four quarters in the years ended December 31, 2019 and 2018. In management’s opinion, this unaudited consolidated quarterly selected information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation when read in conjunction with the consolidated financial statements and notes. We believe these comparisons of consolidated quarterly selected financial data are not necessarily indicative of future performance.

Quarterly EPS may not total to the fiscal year EPS due to the weighted average number of shares outstanding at the end of each period reported and rounding.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2019
Rental revenue	$142,172	$141,906	$145,519	$152,060
Total revenues	149,661	150,181	153,517	159,266
Income from operations	35,490	31,267	39,790	47,295
Net income	18,085	14,058	22,575	29,016
Earnings per share:
Basic	0.41	0.32	0.51	0.66
Diluted	0.40	0.31	0.51	0.66

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2018
Rental revenue	$132,338	$132,887	$140,924	$152,048
Total revenues	140,654	141,999	149,707	160,869
Income (loss) from operations	29,331	28,577	(61,296)	38,911
Net income (loss)	14,855	15,000	(52,165)	14,248
Earnings (loss) per share:
Basic	0.34	0.34	(1.18)	0.32
Diluted	0.33	0.33	(1.18)	0.32

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18) Condensed Consolidating Financial Information for Guarantors

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

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2019

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$559	$7,494	$—	$8,053
Receivables, net	90,153	14,237	—	104,390
Inventories	7,210	2,307	—	9,517
Rental fleet, net	814,129	152,094	—	966,223
Property, plant and equipment, net	132,532	24,651	—	157,183
Operating lease assets	69,911	23,205		93,116
Other assets	12,531	1,275	—	13,806
Intangibles, net	50,920	265	—	51,185
Goodwill	651,137	62,267	—	713,404
Intercompany receivables	146,008	31,829	(177,837)	—
Total assets	$1,975,090	$319,624	$(177,837)	$2,116,877

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$25,156	$6,398	$—	$31,554
Accrued liabilities	68,916	8,153	—	77,069
Operating lease liabilities	72,453	22,479		94,932
Lines of credit	555,400	—	—	555,400
Obligations under finance leases	74,319	80	—	74,399
Senior Notes	247,127	—	—	247,127
Deferred income taxes	175,291	19,743	—	195,034
Intercompany payables	29,782	56	(29,838)	—
Total liabilities	1,248,444	56,909	(29,838)	1,275,515
Commitments and contingencies
Stockholders' equity:
Common stock	504	—	—	504
Additional paid-in capital	638,083	147,999	(147,999)	638,083
Retained earnings	265,476	179,809	—	445,285
Accumulated other comprehensive loss	—	(65,093)	—	(65,093)
Treasury stock, at cost	(177,417)	—	—	(177,417)
Total stockholders' equity	726,646	262,715	(147,999)	841,362
Total liabilities and stockholders' equity	$1,975,090	$319,624	$(177,837)	$2,116,877

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the Year Ended December 31, 2019

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$502,649	$79,008	$—	$581,657
Sales	23,362	7,032	—	30,394
Other	573	1	—	574
Total revenues	526,584	86,041	—	612,625
Costs and expenses:
Rental, selling and general expenses	314,936	54,589	—	369,525
Cost of sales	13,159	5,516	—	18,675
Depreciation and amortization	63,192	7,391	—	70,583
Total costs and expenses	391,287	67,496	—	458,783
Income from operations	135,297	18,545	—	153,842
Other income (expense):
Interest income	12	—	—	12
Dividend income	4,963	—	(4,963)	—
Interest expense	(40,887)	(491)	—	(41,378)
Deferred financing costs write-off	(123)	—	—	(123)
Foreign currency exchange	(234)	(40)	—	(274)
Income before income tax provision	99,028	18,014	(4,963)	112,079
Income tax provision	25,117	3,228	—	28,345
Net income	$73,911	$14,786	$(4,963)	$83,734

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

For the Year Ended December 31, 2019

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$73,911	$14,786	$(4,963)	$83,734
Other comprehensive income:
Foreign currency translation adjustment, net of income tax provision of $123	—	7,768	—	7,768
Other comprehensive income	—	7,768	—	7,768
Comprehensive income	$73,911	$22,554	$(4,963)	$91,502

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the Year Ended December 31, 2017

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$418,590	$80,235	$—	$498,825
Sales	24,265	8,175	—	32,440
Other	1,829	455	—	2,284
Total revenues	444,684	88,865	—	533,549
Costs and expenses:
Rental, selling and general expenses	283,490	52,948	—	336,438
Cost of sales	14,464	6,537	—	21,001
Restructuring expenses	2,886	—	—	2,886
Depreciation and amortization	55,976	7,396	—	63,372
Total costs and expenses	356,816	66,881	—	423,697
Income from operations	87,868	21,984	—	109,852
Other income (expense):
Interest income	10,616	9	(10,600)	25
Interest expense	(45,819)	(509)	10,600	(35,728)
Foreign currency exchange	—	(25)	—	(25)
Income before income tax (benefit) provision	52,665	21,459	—	74,124
Income tax (benefit) provision	(51,256)	3,152	—	(48,104)
Net income	$103,921	$18,307	$—	$122,228

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

For the Year Ended December 31, 2017

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$103,921	$18,307	$—	$122,228
Other comprehensive income:
Foreign currency translation adjustment, net of income tax benefit of $30	—	20,713	—	20,713
Other comprehensive income	—	20,713	—	20,713
Comprehensive income	$103,921	$39,020	$—	$142,941

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2019

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income	$73,911	$14,786	$(4,963)	$83,734
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred financing costs write-off	123	—	—	123
Provision for doubtful accounts	5,499	380	—	5,879
Amortization of deferred financing costs	1,837	—	—	1,837
Amortization of long-term liabilities	13	—	—	13
Share-based compensation expense	14,849	272	—	15,121
Depreciation and amortization	63,192	7,391	—	70,583
Gain on sale of rental fleet	(5,270)	(653)	—	(5,923)
Loss on disposal of property, plant and equipment	71	29	—	100
Deferred income taxes	22,621	684	—	23,305
Foreign currency exchange	234	40	—	274
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	19,212	1,458	—	20,670
Inventories	2,601	(321)	—	2,280
Other assets	603	(117)	—	486
Accounts payable	1,806	1,235	—	3,041
Accrued liabilities	(8,175)	(630)	—	(8,805)
Intercompany	5,987	(5,987)	—	—
Net cash provided by operating activities	199,114	18,567	(4,963)	212,718
Cash Flows from Investing Activities:
Cash paid for businesses acquired, net of cash acquired	(13,048)	—	—	(13,048)
Additions to rental fleet, excluding acquisitions	(66,466)	(4,385)	—	(70,851)
Proceeds from sale of rental fleet	11,170	2,556	—	13,726
Additions to property, plant and equipment, excluding acquisitions	(8,971)	(4,303)	—	(13,274)
Proceeds from sale of property, plant and equipment	694	46	—	740
Net cash used in investing activities	(76,621)	(6,086)	—	(82,707)
Cash Flows from Financing Activities:
Net repayments under lines of credit	(33,910)	(4,186)	—	(38,096)
Deferred financing costs	(3,521)	—	—	(3,521)
Principal payments on finance lease obligations	(10,664)	(26)	—	(10,690)
Issuance of common stock	3,116	—	—	3,116
Dividend payments	(48,882)	—	—	(48,882)
Purchase of treasury stock	(29,556)	—	—	(29,556)
Intercompany	—	(4,963)	4,963	—
Net cash used in financing activities	(123,417)	(9,175)	4,963	(127,629)
Effect of exchange rate changes on cash and cash equivalents	—	66	—	66
Net (decrease) increase in cash and cash equivalents	(924)	3,372	—	2,448
Cash and cash equivalents at beginning of year	1,483	4,122	—	5,605
Cash and cash equivalents at end of year	$559	$7,494	$—	$8,053

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2018

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(7,583)	$8,504	$(8,983)	$(8,062)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Asset impairment charge and loss on divestiture, net	92,441	9,699		102,140
Provision for doubtful accounts	2,193	219	—	2,412
Amortization of deferred financing costs	2,060	—	—	2,060
Amortization of long-term liabilities	145	—	—	145
Share-based compensation expense	10,642	225	—	10,867
Depreciation and amortization	58,769	8,231	—	67,000
Gain on sale of rental fleet	(5,307)	(748)	—	(6,055)
Loss on disposal of property, plant and equipment	569	31	—	600
Deferred income taxes	(1,782)	(741)	—	(2,523)
Foreign currency exchange	(47)	(17)	—	(64)
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(25,271)	3,260	—	(22,011)
Inventories	(128)	(278)	—	(406)
Other assets	1,030	(204)	—	826
Accounts payable	3,332	(423)	—	2,909
Accrued liabilities	7,885	2,375	—	10,260
Intercompany	25,345	(25,345)	—	—
Net cash provided by operating activities	164,293	4,788	(8,983)	160,098
Cash Flows from Investing Activities:
Proceeds from sale of assets held for sale	9,468	685	—	10,153
Additions to rental fleet, excluding acquisitions	(78,694)	(7,267)	—	(85,961)
Proceeds from sale of rental fleet	11,835	3,158	—	14,993
Additions to property, plant and equipment, excluding acquisitions	(10,541)	(6,390)	—	(16,931)
Proceeds from sale of property, plant and equipment	611	72	—	683
Net cash used in investing activities	(67,321)	(9,742)	—	(77,063)
Cash Flows from Financing Activities:
Net (repayments) borrowings under lines of credit	(44,975)	4,185	—	(40,790)
Principal payments on finance lease obligations	(9,709)	(37)	—	(9,746)
Issuance of common stock	3,617	—	—	3,617
Dividend payments	(44,530)	—	—	(44,530)
Purchase of treasury stock	(695)	—	—	(695)
Intercompany	—	(8,983)	8,983	-
Net cash used in financing activities	(96,292)	(4,835)	8,983	(92,144)
Effect of exchange rate changes on cash and cash equivalents	—	1,263	—	1,263
Net increase (decrease) in cash and cash equivalents	680	(8,526)	—	(7,846)
Cash and cash equivalents at beginning of year	803	12,648	—	13,451
Cash and cash equivalents at end of year	$1,483	$4,122	$—	$5,605

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2017

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income	$103,921	$18,307	$—	$122,228
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	4,446	591	—	5,037
Amortization of deferred financing costs	2,060	—	—	2,060
Amortization of long-term liabilities	130	—	—	130
Share-based compensation expense	7,083	290	—	7,373
Depreciation and amortization	55,976	7,396	—	63,372
Gain on sale of rental fleet	(5,319)	(338)	—	(5,657)
Loss on disposal of property, plant and equipment	140	377	—	517
Deferred income taxes	(52,248)	2,268	—	(49,980)
Foreign currency exchange	—	25	—	25
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(15,595)	(82)	—	(15,677)
Inventories	1,056	(1,146)	—	(90)
Other assets	(578)	(57)	—	(635)
Accounts payable	(2,939)	(2,046)	—	(4,985)
Accrued liabilities	12,917	(989)	—	11,928
Intercompany	503	(503)	—	—
Net cash provided by operating activities	111,553	24,093	—	135,646
Cash Flows from Investing Activities:
Additions to rental fleet, excluding acquisitions	(52,115)	(11,573)	—	(63,688)
Proceeds from sale of rental fleet	11,432	1,521	—	12,953
Additions to property, plant and equipment, excluding acquisitions	(14,672)	(5,450)	—	(20,122)
Proceeds from sale of property, plant and equipment	149	702	—	851
Net cash used in investing activities	(55,206)	(14,800)	—	(70,006)
Cash Flows from Financing Activities:
Net repayments under lines of credit	(6,690)	(185)	—	(6,875)
Deferred financing costs	(12)	—	—	(12)
Principal payments on finance lease obligations	(7,364)	(54)	—	(7,418)
Issuance of common stock	5,800	—	—	5,800
Dividend payments	(40,171)	—	—	(40,171)
Purchase of treasury stock	(8,367)	—	—	(8,367)
Net cash used in financing activities	(56,804)	(239)	—	(57,043)
Effect of exchange rate changes on cash and cash equivalents	—	717	—	717
Net (decrease) increase in cash and cash equivalents	(457)	9,771	—	9,314
Cash and cash equivalents at beginning of year	1,260	2,877	—	4,137
Cash and cash equivalents at end of year	$803	$12,648	$—	$13,451

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) Subsequent Events

On January 27, 2020, the Board authorized and declared a cash dividend to all our common stockholders of $0.303 per share of common stock, payable on March 11, 2020 to stockholders of record as of the close of business February 26, 2020.  Each future quarterly dividend payment is subject to review and approval by the Board.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

Our internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

The information required to be disclosed by this item is incorporated herein by reference to our definitive proxy statement for the 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”), which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required to be disclosed by this item is incorporated herein by reference to the 2020 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

A description of our equity compensation plans approved by our shareholders is included in Note 11 to the accompanying consolidated financial statements.

Plan Category	Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a) (c)
	(In thousands)		(In thousands)
Equity compensation plans approved by Mobile Mini Stockholders (1)	1,010	$34.67	1,173
Equity compensation plans not approved by Mobile Mini Stockholders (2)	2,000	31.45	—
Totals	3,010	32.53	1,173

(1)	Options to purchase shares were outstanding under our Amended and Restated Equity Incentive Plan.
(2)

Reflects shares subject to an outstanding stock option agreement awarded as a non-plan based inducement grant in connection with the hiring of Mr. Olsson as the Company’s President and CEO. This grant was made pursuant to NASDAQ rule 5635(c)(4).

On December 31, 2019, the closing price of Mobile Mini’s common stock as reported by The NASDAQ Stock Market was $37.91.

All other information required to be disclosed by this item is incorporated herein by reference to the 2020 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required to be disclosed by this item is incorporated herein by reference to the 2020 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required to be disclosed by this item is incorporated herein by reference to the 2020 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.

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

4.6*	Description of Registrant’s Securities

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

10.13†

Retirement Transition Agreement and Mutual Release Agreement between Mobile Mini, Inc. and Erik Olsson, dated May 6, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2019)

10.14†

Letter agreement between Mobile Mini, Inc. and Erik Olsson, dated May 6, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2019

10.15†

Second Amended and Restated Employment Agreement between Mobile Mini, Inc. and Kelly Williams, dated June 4, 2014. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 10, 2014).

10.16†

Amendment No. 1 to Second Amended and Restated Employment Agreement, dated April 20, 2015 by and between Mobile Mini, Inc. and Kelly Williams. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2015)

10.17†

Third Amended and Restated Employment Agreement between Mobile Mini and Kelly Williams, dated January 15, 2019.  (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2019)

10.18†

Fourth Amended and Restated Employment Agreement between Mobile Mini and Kelly Williams, dated May 8, 2019.  (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2019)

10.19

Incremental Credit Agreement dated as of December 10, 2014, to the ABL Credit Agreement, dated as of February 22, 2012, among Mobile Mini, Inc., the other borrowers and guarantors party thereto, the lenders from time to time party thereto and Deutsche Bank AG New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2014).

10.20

Amended and Restated ABL Credit Agreement, dated December 14, 2015, among Mobile Mini, Inc., Deutsche Bank AG New York Branch, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 5, 2016).

10.21++

Schedules to the Amended and Restated ABL Credit Agreement, dated December 14, 2015, between Mobile Mini, Inc., Deutsche Bank AG New York Branch and the other lenders party thereto. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 5, 2016).

10.22++

Second Amended and Restated ABL Credit Agreement, dated March 22, 2019, among Mobile Mini, Inc., Deutsche Bank AG New York Branch, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 25, 2019)

10.23

Asset Purchase Agreement, dated as of April 16, 2015, between New Acton Mobile Industries LLC and Mobile Mini, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on July 23, 2015).

10.24

Purchase Agreement, dated May 4, 2016, by and between the Company, and Deutsche Bank Securities Inc., as the representative of the several parties listed on Schedule II thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2016).

10.25†

Employment Agreement between Mobile Mini, Inc. and Van Welch, dated August 31, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2017).

10.26†

Employment Agreement between Mobile Mini, Inc. and Mark Krivoruchka, dated November 30, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2017).

10.27†

Amendment to Employment Agreement between Mobile Mini, Inc. and Mark Krivoruchka, dated December 30, 2019 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 3, 2020).

21*	Subsidiaries of Mobile Mini, Inc.

Exhibit Number	Description

23.1*	Consent of Independent Registered Public Accounting Firm.

24*	Power of Attorney (included on signature page).

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.

31.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, has been formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.
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

MOBILE MINI, INC.

Date: February 3, 2020	By:	/s/ Kelly Williams
Kelly Williams
President & Chief Executive Officer and Director

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

Date: February 3, 2020	By:	/s/ Kelly Williams
Kelly Williams President & Chief Executive Officer and Director (Principal Executive Officer)

Date: February 3, 2020	By:	/s/ Van Welch
Van Welch Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 3, 2020	By:	/s/ Scott Sailors
Scott Sailors Director of Accounting & Controller

Date: February 3, 2020	By:	/s/ Erik Olsson
Erik Olsson Non-Executive Chairman of the Board and Director

Date: February 3, 2020	By:	/s/ Michael L. Watts
Michael L. Watts, Lead Independent Director

Date: February 3, 2020	By:	/s/ Sara R. Dial
Sara R. Dial, Director

Date: February 3, 2020	By:	/s/ Jeffrey S. Goble
Jeffrey S. Goble, Director

Date: February 3, 2020	By:	/s/ James J. Martell
James J. Martell, Director

Date: February 3, 2020	By:	/s/ Stephen A McConnell
Stephen A McConnell, Director

Date: February 3, 2020	By:	/s/ Frederick G. McNamee, III
Frederick G. McNamee, III, Director

Date: February 3, 2020	By:	/s/ Kimberly J. McWaters
Kimberly J. McWaters, Director

Date: February 3, 2020	By:	/s/ Lawrence Trachtenberg
Lawrence Trachtenberg, Director

Date: February 3, 2020	By:	/s/ Michael W. Upchurch
Michael W. Upchurch, Director