Form 10-Q
period 2020-03-31
MOBILE MINI INC
filed 2020-05-06
CIK 911109

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

At April 24, 2020, there were outstanding 44,359,914 shares of the registrant’s common stock, par value $.01.

MOBILE MINI, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILE MINI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$10,795	$8,053
Receivables, net of allowance for doubtful accounts of $5,081 and $4,622 at March 31, 2020 and December 31, 2019, respectively	99,259	104,390
Inventories	9,540	9,517
Rental fleet, net	960,177	966,223
Property, plant and equipment, net	153,824	157,183
Operating lease assets	91,521	93,116
Other assets	14,453	13,806
Intangibles, net	50,629	51,185
Goodwill	710,053	713,404
Total assets	$2,100,251	$2,116,877

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$40,299	$31,554
Accrued liabilities	63,405	77,069
Operating lease liabilities	93,437	94,932
Lines of credit	557,500	555,400
Obligations under finance leases	75,533	74,399
Senior notes, net of deferred financing costs of $2,713 and $2,873 at March 31, 2020 and December 31, 2019, respectively	247,287	247,127
Deferred income taxes	198,420	195,034
Total liabilities	1,275,881	1,275,515
Commitments and contingencies
Stockholders' equity:
Preferred stock $.01 par value, 20,000 shares authorized, none issued	—	—
Common stock $.01 par value, 95,000 shares authorized, 50,630 issued and 44,379 outstanding at March 31, 2020 and 50,381 issued and 44,152 outstanding at December 31, 2019	506	504
Additional paid-in capital	641,515	638,083
Retained earnings	440,144	445,285
Accumulated other comprehensive loss	(79,478)	(65,093)
Treasury stock, at cost, 6,251 and 6,229 shares at March 31, 2020 and December 31, 2019, respectively	(178,317)	(177,417)
Total stockholders' equity	824,370	841,362
Total liabilities and stockholders' equity	$2,100,251	$2,116,877

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Rental	$140,656	$142,172
Sales	8,316	7,223
Other	68	266
Total revenues	149,040	149,661
Costs and expenses:
Rental, selling and general expenses	102,258	92,234
Cost of sales	5,102	4,602
Depreciation and amortization	17,492	17,335
Total costs and expenses	124,852	114,171
Income from operations	24,188	35,490
Other income (expense):
Interest income	12	—
Interest expense	(9,257)	(10,760)
Deferred financing costs write-off	—	(123)
Foreign currency exchange	(3)	1
Income before income tax provision	14,940	24,608
Income tax provision	6,639	6,523
Net income	$8,301	$18,085
Earnings per share:
Basic	$0.19	$0.41
Diluted	0.19	0.40
Weighted average number of common and common share equivalents outstanding:
Basic	43,873	44,448
Diluted	44,386	44,877
Cash dividends declared per share	$0.30	$0.28

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$8,301	$18,085
Foreign currency translation adjustment	(14,385)	5,105
Comprehensive (loss) income	$(6,084)	$23,190

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	For the Three Months Ended March 31, 2020
					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at January 1, 2020	44,152	$504	$638,083	$445,285	$(65,093)	6,229	$(177,417)	$841,362
Net income	—	—	—	8,301	—	—	—	8,301
Common stock dividends declared	—	—	—	(13,442)	—	—	—	(13,442)
Other comprehensive loss	—	—	—	—	(14,385)	—	—	(14,385)
Exercise of stock options	24	—	752	—	—	—	—	752
Purchase of treasury stock	(22)	—	—	—	—	22	(900)	(900)
Restricted stock grants, net	225	2	(2)	—	—	—	—	—
Share-based compensation	—	—	2,682	—	—	—	—	2,682
Balance at March 31, 2020	44,379	$506	$641,515	$440,144	$(79,478)	6,251	$(178,317)	$824,370

	For the Three Months Ended March 31, 2019
					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at January 1, 2019	44,690	$500	$619,850	$410,641	$(72,861)	5,296	$(147,861)	$810,269
Net income	—	—	—	18,085	—	—	—	18,085
Common stock dividends declared	—	—	—	(12,339)	—	—	—	(12,339)
Other comprehensive income	—	—	—	—	5,105	—	—	5,105
Exercise of stock options	66	1	1,689	—	—	—	—	1,690
Purchase of treasury stock	(29)	—	—	—	—	29	(1,057)	(1,057)
Restricted stock grants, net	248	2	(2)	—	—	—	—	—
Share-based compensation	—	—	3,404	—	—	—	—	3,404
Balance at March 31, 2019	44,975	$503	$624,941	$416,387	$(67,756)	5,325	$(148,918)	$825,157

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$8,301	$18,085
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred financing costs write-off	—	123
Provision for doubtful accounts	955	1,212
Amortization of deferred financing costs	455	505
Amortization of long-term liabilities	—	13
Share-based compensation expense	2,682	3,404
Depreciation and amortization	17,492	17,335
Gain on sale of rental fleet	(1,444)	(1,425)
Loss on disposal of property, plant and equipment	26	18
Deferred income taxes	4,386	5,058
Foreign currency exchange	3	(1)
Changes in certain assets and liabilities:
Receivables	3,365	16,180
Inventories	(154)	76
Other assets	1,381	(1,394)
Accounts payable	9,490	(1,741)
Accrued liabilities	(13,715)	(18,665)
Net cash provided by operating activities	33,223	38,783
Cash flows from investing activities:
Cash paid for business acquired, net of cash acquired	(4,808)	—
Additions to rental fleet, excluding acquisitions	(10,051)	(23,016)
Proceeds from sale of rental fleet	3,474	3,338
Additions to property, plant and equipment, excluding acquisitions	(4,174)	(2,919)
Proceeds from sale of property, plant and equipment	15	49
Net cash used in investing activities	(15,544)	(22,548)
Cash flows from financing activities:
Net borrowings under lines of credit	2,100	203
Deferred financing costs	—	(3,254)
Principal payments on finance lease obligations	(3,204)	(2,586)
Issuance of common stock	753	1,690
Dividend payments	(13,575)	(12,426)
Purchase of treasury stock	(900)	(1,057)
Net cash used in financing activities	(14,826)	(17,430)
Effect of exchange rate changes on cash	(111)	(114)
Net increase (decrease) in cash	2,742	(1,309)
Cash and cash equivalents at beginning of period	8,053	5,605
Cash and cash equivalents at end of period	$10,795	$4,296

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,608	$14,276
Cash paid for income and franchise taxes	1,913	2,020
Equipment and other acquired through finance lease obligations	4,343	1,609
Capital expenditures accrued or payable	5,053	8,012

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

At March 31, 2020, we had a fleet of storage solutions units operating throughout the United States (the “U.S.”), Canada and the United Kingdom (the “U.K.”), serving a diversified customer base, including construction companies, large and small retailers, medical centers, schools, utilities, distributors, the military, hotels, restaurants, entertainment complexes and households. These customers rent our products for a wide variety of applications, including the storage of construction materials and equipment, retail and manufacturing inventory, documents and records and other goods. We also have a fleet of tank and pump solutions products, concentrated in the U.S. Gulf Coast, including liquid and solid containment units, serving a specialty sector in the industry.  Our tank and pump products are rented primarily to chemical, refinery, oil and natural gas drilling, mining and environmental service customers.

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Mobile Mini and our wholly owned subsidiaries. We do not have any subsidiaries in which we do not own 100% of the outstanding stock. All significant intercompany balances and transactions have been eliminated.  The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management of Mobile Mini, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three months ended March 31, 2020 and 2019, respectively, are not necessarily indicative of the results to be expected for the full year.

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on February 3, 2020.

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

Recent Developments – Merger Agreement

On March 1, 2020, Mobile Mini entered into a definitive merger agreement (the “Merger Agreement”) with WillScot Corporation (“WillScot”).  The Merger Agreement provides for the merger of Mobile Mini with and into a newly formed subsidiary of WillScot, with Mobile Mini surviving as a wholly owned subsidiary (the Merger”).  At the effective time of the Merger, and subject to the terms and conditions set forth in the Merger Agreement, each outstanding share of the common stock of Mobile Mini shall be converted into the right to receive 2.4050 shares of WillScot Class A common stock. The board of directors of both Mobile Mini and WillScot approved the Merger and the Merger Agreement and have recommended that their stockholders vote in favor of the adoption of the Merger Agreement.  The Merger is subject to customary closing conditions, including receipt of regulatory and stockholder approvals by the Mobile Mini and WillScot stockholders, and is expected to close in the third quarter of 2020.  In the Condensed Consolidated Statement of Income for the three months ended March 31, 2020, $15.5 million of merger-related expenses are included in the rental, selling and general expenses.

Recent Developments – COVID-19

On January 30, 2020, the World Health Organization declared an outbreak of a highly contagious form of an upper respiratory infection caused by COVID-19, a novel coronavirus strain commonly referred to as “coronavirus”.  Mobile Mini has been deemed an essential infrastructure business, which means we continue to supply our products and services in most of the areas in which we operate; however, federal and local guidelines and restrictions have significantly curtailed the level of economic activity in affected areas, which include the areas in which we conduct our business.  See additional information regarding COVID-19 in “Item 1A. Risk Factors”.

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

This guidance also requires entities to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. The entity is also required to present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented.  This standard is effective for annual and interim periods beginning after December 15, 2019. We adopted this standard on January 1, 2020.  The adoption did not have a material effect on our consolidated financial statements.

Intangibles – Goodwill and Other.  In January 2017, the FASB issued a standard requiring an entity to no longer perform a hypothetical purchase price allocation to measure goodwill impairment.  Instead, impairment is measured using the difference between the carrying amount and the fair value of the reporting unit.  This standard is effective for annual and interim periods beginning after December 15, 2019.  We adopted this standard on January 1, 2020.  The adoption did not have a material effect on our consolidated financial statements.

Financial Instruments – Credit Losses. In June 2016, the FASB issued guidance amending the previous guidance on impairment of financial instruments.  Among other things, the new guidance requires expectations of future credit losses to be based on relevant information from past events, including historical experience, current conditions and reasonable and supportable forecasts that affect collectability.  This guidance does not apply to receivables arising from direct rental revenue related to our operating leases.  The guidance will be effective for fiscal years and interim periods beginning after December 15, 2019.  We adopted this standard utilizing a modified-retrospective approach on January 1, 2020. The adoption did not have a material effect on our consolidated financial statements.

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

At March 31, 2020 and December 31, 2019, we did not have any financial instruments required to be recorded at fair value on a recurring basis.

The carrying amounts of cash, cash equivalents, receivables, accounts payable and accrued liabilities approximate fair values based on their short-term nature. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of our revolving credit facility debt and finance leases at March 31, 2020 and December 31, 2019 approximated their respective book values.

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

	March 31, 2020	December 31, 2019
	(In thousands)
Carrying value	$250,000	$250,000
Fair value	240,000	260,938

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

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Contract Costs and Liabilities

When customers are billed in advance, we defer recognition of revenue and reflect unearned rental revenue at the end of the period.  As of March 31, 2020 and December 31, 2019, we had approximately $38.6 million and $41.2 million, respectively, of unearned rental revenue included in accrued liabilities in the Condensed Consolidated Balance Sheets for March 31, 2020 and December 31, 2019.  We expect to perform the remaining performance obligations and recognize the unearned rental revenue within the next twelve months.

Disaggregated Rental Revenue

In the following table, rental revenue is disaggregated by the nature of the underlying service provided and for the periods indicated.  The table also includes a reconciliation of the disaggregated rental revenue to our reportable segments.

	For the Three Months Ended March 31, 2020
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Direct rental revenue	$71,388	$12,819	$84,207	$17,638	$101,845
Delivery, pickup and similar revenue	21,824	4,381	26,205	7,721	33,926
Ancillary rental revenue	3,257	1,075	4,332	553	4,885
Total rental revenues	$96,469	$18,275	$114,744	$25,912	$140,656

	For the Three Months Ended March 31, 2019
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Direct rental revenue	$68,475	$13,281	$81,756	$20,109	$101,865
Delivery, pickup and similar revenue	21,789	4,676	26,465	8,594	35,059
Ancillary rental revenue	3,252	1,252	4,504	744	5,248
Total rental revenues	$93,516	$19,209	$112,725	$29,447	$142,172

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

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The following table is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted EPS:

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share data)
Numerator:
Net income	$8,301	$18,085
Denominator:
Weighted average shares outstanding - basic	43,873	44,448
Dilutive effect of share-based awards	513	429
Weighted average shares outstanding - diluted	44,386	44,877
Earnings per share:
Basic	$0.19	$0.41
Diluted	0.19	0.40

 The following table represents the effect of stock options and restricted share awards that were issued or outstanding but excluded in calculating diluted EPS because their effect would have been anti-dilutive for the period indicated, or the underlying performance criteria had not yet been met:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Stock options	811	1,504
Restricted share awards	106	75
Total	917	1,579

(6) Acquisition

During the three months ended March 31, 2020, we completed one acquisition of a portable storage business which further strengthened our business in Dallas, Texas. The accompanying condensed consolidated financial statements include the operations of the acquired business from the date of acquisition. The aggregate purchase price for the assets acquired were preliminarily allocated based on their estimated fair values at the date of the acquisition. We have not disclosed the pro-forma impact of the acquisition on operations as it was immaterial to our financial position or results of operations in aggregate.

The components of the purchase price and net assets acquired during the three months ended March 31, 2020 are as follows (in thousands):

Net Assets Acquired
Rental fleet	$3,265
Intangible assets:
Customer relationships	950
Non-compete agreements	50
Goodwill	570
Other assets	66
Liabilities	(93)
Total purchase price	$4,808

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(7) Inventories

Inventories at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
	(In thousands)
Raw materials and supplies	$7,549	$6,957
Finished units	1,991	2,560
Inventories	$9,540	$9,517

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

We periodically review depreciable lives and residual values against various factors, including the results of our lenders’ independent appraisal of our rental fleet, practices of our competitors in comparable industries and profit margins achieved on sales of depreciated units.  Appraisals on our rental fleet are required by our lenders on a regular basis. The appraisal typically reports no difference in the value of the unit due to the age or length of time it has been in our fleet. Based in part upon our lender’s third-party appraiser who evaluated our fleet as of August 31, 2019, management estimates that the net orderly liquidation appraisal value as of March 31, 2020 was approximately $1.0 billion.  Our net book value for this fleet as of March 31, 2020 was also $1.0 billion.

Depreciation expense related to our rental fleet for the three months ended March 31, 2020 and 2019 was $7.8 million and $7.7 million, respectively. At March 31, 2020, all rental fleet units were pledged as collateral under our Second Amended and Restated ABL Credit Agreement dated as of March 22, 2019 (the “Credit Agreement”) with Deutsche Bank AG New York Branch (“Deutsche Bank”), as administrative agent, and the other lenders party thereto.

Rental fleet consisted of the following at March 31, 2020 and December 31, 2019:

	Residual Value as Percentage of Original Cost (1)	Estimated Useful Life in Years	March 31, 2020	December 31, 2019
			(In thousands)
Storage Solutions:
Steel storage containers	55%	30	$624,731	$627,230
Steel ground level offices	55	30	364,429	366,630
Other			6,122	6,565
Total			995,282	1,000,425
Accumulated depreciation			(168,564)	(166,565)
Total Storage Solutions fleet, net			$826,718	$833,860
Tank & Pump Solutions:
Steel tanks		25	$82,264	$82,015
Roll-off boxes		15 - 20	35,576	35,398
Stainless steel tank trailers		25	31,292	29,716
Vacuum boxes		20	17,242	16,775
Dewatering boxes		20	10,233	9,486
Pumps and filtration equipment		7	15,031	14,343
Other			9,896	9,776
Total			201,534	197,509
Accumulated depreciation			(68,075)	(65,146)
Total Tank & Pump Solutions fleet, net			$133,459	$132,363
Total rental fleet, net			$960,177	$966,223

(1)	Tank & Pump Solutions fleet has been assigned zero residual value.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(9) Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the assets’ estimated useful lives. Our depreciation expense related to property, plant and equipment for the three months ended March 31, 2020 and 2019 was $8.2 million and $8.0 million, respectively. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the disposal of property, plant and equipment and is included in rental, selling and general expenses in the Condensed Consolidated Statements of Income.

Property, plant and equipment at March 31, 2020 and December 31, 2019 consisted of the following:

	Residual Value as Percentage of Original Cost	Estimated Useful Life in Years	March 31, 2020	December 31, 2019
			(In thousands)
Land			$1,626	$1,653
Vehicles and machinery	0 - 55%	5 - 30	176,148	174,191
Buildings and improvements (1)	0 - 25	3 - 30	32,721	33,137
Computer equipment and software	0	3 - 10	78,675	76,587
Furniture and office equipment	0	3 - 10	4,975	5,354
Property, plant and equipment			294,145	290,922
Accumulated depreciation			(140,321)	(133,739)
Property, plant and equipment, net			$153,824	$157,183

(1)	Improvements made to leased properties are depreciated over the lesser of the estimated remaining life or the remaining term of the respective lease.

(10) Goodwill and Intangibles

For acquired businesses, we record assets acquired and liabilities assumed at their estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired is recorded as goodwill. Of the $710.1 million total goodwill at March 31, 2020, $474.8 million related to the North America Storage Solutions segment, $54.0 million related to the U.K. Storage Solutions segment and $181.2 million related to the Tank & Pump Solutions segment.

The following table shows the activity and balances related to goodwill from January 1, 2020 to March 31, 2020 (in thousands):

Balance at January 1, 2020	$713,404
Acquisition	570
Foreign currency	(3,921)
Balance at March 31, 2020	$710,053

Intangible assets are amortized over the estimated useful life of the asset utilizing a method which reflects the estimated pattern in which the economic benefits will be consumed.  Customer relationships are amortized based on the estimated attrition rates of the underlying customer base. Other intangibles are amortized using the straight-line method.  When the intangible reaches the end of its life and no longer has value to the Company, the gross carrying amount and the related accumulated amortization is removed from our balance sheet.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The following table reflects balances related to intangible assets for the periods presented:

		March 31, 2020			December 31, 2019
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Customer relationships	15 - 20	$95,287	$(45,833)	$49,454	$94,808	$(44,846)	$49,962
Trade names/trademarks	5 - 7	5,200	(4,246)	954	5,200	(4,164)	1,036
Non-compete agreements	5	300	(103)	197	1,810	(1,648)	162
Other	20	59	(35)	24	60	(35)	25
Total		$100,846	$(50,217)	$50,629	$101,878	$(50,693)	$51,185

Amortization expense for amortizable intangibles was approximately $1.5 million and $1.6 million for the three-month periods ended March 31, 2020 and 2019, respectively.  Based on the carrying value at March 31, 2020, future amortization of intangible assets is expected to be as follows for the years ended December 31 (in thousands):

2020 (remaining)	$4,660
2021	5,626
2022	5,163
2023	4,491
2024	4,105
Thereafter	26,584
Total	$50,629

(11) Debt

Lines of Credit

On March 22, 2019, Mobile Mini and certain of its subsidiaries entered into the Second Amended and Restated ABL Credit Agreement dated as of March 22, 2019 (the “Credit Agreement”) with Deutsche Bank AG New York Branch (“Deutsche Bank”), as administrative agent, and the other lenders party thereto. The Credit Agreement provides for a $1 billion first lien senior secured revolving credit facility, which is for borrowing in U.S. Dollars (the “U.S. Subfacility”), in British Pounds and Euros (the “U.K. Subfacility”), and in Canadian Dollars (the “Canadian Subfacility”). The U.S. Subfacility is subject to, among other things, the terms of a borrowing base calculated as a discount to the value of certain pledged U.S. collateral; the U.K. Subfacility is subject to a similar borrowing base that includes certain pledged U.K. collateral; and the Canadian Subfacility is subject to a similar borrowing base that includes certain pledged Canadian collateral.  Under the terms of the Credit Agreement, certain real property will require an appraisal before the value can be considered in the borrowing base of the respective subfacilities. All three borrowing bases are subject to certain reserves and caps customary for financings of this type. The Credit Agreement has an accordion feature that permits, under certain conditions, an increase of up to $500 million of additional commitments. If at any time the aggregate amounts outstanding under the subfacilities exceed the respective borrowing base then in effect, a prepayment of an amount sufficient to eliminate such excess is required to be made. Mobile Mini has the right to prepay loans under the Credit Agreement in whole or in part at any time.  All amounts borrowed under the Credit Agreement must be repaid on or before March 22, 2024.  The Credit Agreement also provides for the issuance of irrevocable standby letters of credit by U.S. lenders in amounts totaling up to $50 million, by U.K.-based lenders in amounts totaling up to $20 million and by Canadian-based lenders in amounts totaling up to $20 million.

Loans made under the (i) U.S. Subfacility bear interest at a rate equal to, at Mobile Mini’s option, either (a) the London interbank offered rate (“LIBOR”) plus an applicable margin (“LIBOR Loans”) or (b) the prime rate plus an applicable margin (“Base Rate Loans”);  (ii) U.K. Subfacility denominated in British Pounds bear interest at LIBOR plus an applicable margin and loans denominated in Euros bear interest at the Euro interbank offered rate plus an applicable margin; and (iii) Canadian Subfacility bear interest at a rate equal to, at Mobile Mini’s option, either (a) the Canadian prime rate plus an applicable margin  or (b) the Canadian Dollar bankers’ acceptance rate  plus an applicable margin.  As of March 31, 2020, the applicable margins are 1.50% for LIBOR Loans and 0.50% for Base Rate Loans.  Mobile Mini is also required to pay an unused line fee in respect of the unutilized commitments under the Credit Agreement at a fee rate of 0.225% per annum, as well as customary letter of credit fees.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Ongoing extensions of credit under the Credit Agreement are subject to customary conditions, including sufficient availability under the respective borrowing base.  The Credit Agreement also contains various financial and nonfinancial covenants which require Mobile Mini to, among other things, comply with a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of each quarter, upon specified excess availability under the Credit Agreement falling below the greater of (y) $90 million and (z) 10% of the lesser of the then total revolving loan commitment and aggregate borrowing base.  As of March 31, 2020, we were in compliance with the minimum borrowing availability threshold set forth in the Credit Agreement and therefore, are not subject to any financial maintenance covenants.

The U.S. Subfacility is guaranteed by Mobile Mini and certain of its domestic subsidiaries.  The U.K. Subfacility and the Canadian Subfacility are guaranteed by Mobile Mini and certain of its domestic and foreign subsidiaries.  The U.S. Subfacility is secured by a first priority lien on substantially all assets of Mobile Mini and the guarantors of such subfacility.  The U.K. and Canadian Subfacilities are secured by a first priority lien on substantially all of the assets of the borrowers and the guarantors of such subfacilities.

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

Obligations Under Finance Leases

At March 31, 2020 and December 31, 2019, obligations under finance leases for certain real property and transportation related equipment were $75.5 million and $74.4 million, respectively.  See additional information in Note 12.

Future Debt Obligations

The scheduled maturity for debt obligations for balances outstanding at March 31, 2020 are as follows:

	Lines of Credit	Senior Notes	Finance Lease Obligations	Total
	(In thousands)
2020 (remaining)	$—	$—	$11,283	$11,283
2021	—	—	14,263	14,263
2022	—	—	13,250	13,250
2023	—	—	11,854	11,854
2024	557,500	250,000	8,270	815,770
Thereafter	—	—	16,613	16,613
Total	$557,500	$250,000	$75,533	$883,033

(12) Leases

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

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Equipment Leases

Mobile Mini also engages in leases related to ancillary equipment to support our field operations; such as, forklifts, trucks, service vehicles and automobiles.  These leases often include an option to purchase the equipment at the end of the lease and are generally finance leases.  In addition, we have leases for certain office equipment.

Lease Assets and Liabilities

For leases with an initial term greater than twelve months, we recognize a lease asset and liability at commencement date.  Lease assets are initially measured at cost, which includes the initial amount of the lease liability, plus any initial direct costs incurred, less lease incentives received.  In our Condensed Consolidated Balance Sheets, finance lease assets are included in property, plant and equipment.  For operating leases, the liability is initially and subsequently measured as the present value of the unpaid lease payments.  For finance lease liabilities, the lease liability is also initially measured as the present value of the unpaid lease payments and is subsequently measured at amortized cost using the effective interest method.  We are required to use estimates and judgments in the determination of our lease liabilities.

(13) Income Taxes

We are subject to taxation in the U.S. federal jurisdiction, as well as various U.S. state and foreign jurisdictions. We have identified our U.S. federal tax return as our “major” tax jurisdiction. As of March 31, 2020, we are no longer subject to examination by U.S. federal tax authorities for years prior to 2016, to examination for any U.S. state taxing authority prior to 2014, or to examination for any foreign jurisdictions prior to 2015. All subsequent periods remain open to examination.

Our effective income tax rate increased to 44.4% for the three months ended March 31, 2020, compared to 26.5% for the prior-year period. The increase in the effective tax rate was primarily due to non-deductible costs incurred during the quarter related to our proposed merger with WillScot.

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

As of March 31, 2020, the Company had $0.5 million of unrecognized tax benefits, all of which would affect the effective tax rate if recognized. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

2020
(In thousands)
Beginning balance	$515
Additions based on tax positions related to prior years	—
Ending balance	$515

All of the unrecognized tax benefits outstanding at March 31, 2020 are expected to reverse within the next twelve months.

Our policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties and associated interest costs, if any, are recorded in rental, selling and general expenses in our Condensed Consolidated Statements of Income.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(14) Share-Based Compensation

We have historically awarded stock options and restricted stock awards for employees and non-employee directors as a means of attracting and retaining quality personnel and to align employee performance with stockholder value.  Share-based compensation plans are approved by our stockholders and administered by the stock compensation committee of the Company’s Board of Directors (the “Board”). The current plan allows for a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock, performance units and other stock-based awards. Participants may be granted any one of the equity awards or any combination. We do not award stock options with an exercise price below the market price of the underlying securities on the date of grant.  As of March 31, 2020, 0.8 million shares are available for future grants, assuming performance-based awards vest at their target amount.  Generally, stock options have contractual terms of ten years.

Service-based awards. We grant share-based compensation awards that vest over time subject to the employee rendering service over the vesting period.  The majority of the service–based awards vest in equal annual installments over a period of three to four years. The expense for service-based awards is expensed ratably over the full service period of the grant.

Performance-based awards. All performance-based awards granted from 2017 through 2020 vest contingently over a three-year period assuming a target number of options or restricted share awards.  However, the terms of these awards provide that the number of options or restricted share awards that ultimately vest may vary between 50% and 200% of the target amount or may be zero.  The targets were set at the time of grant.  For awards granted from 2017 through 2020, performance conditions are related to the Company’s return on capital employed.

Expense related to performance-based awards that have multiple vesting dates is recognized using the accelerated attribution approach, whereby each vesting tranche is treated as a separate award for purposes of determining the implicit service period.  The accelerated attribution approach generally results in a higher expense during the earlier years of vesting.  Expense related to performance-based awards is recognized based upon anticipated attainment.  All share-based compensation was included in rental, selling and general expenses for the three months ended March 31, 2020 and 2019.

As of March 31, 2020, the Company did not have any unvested stock options.  As of March 31, 2020, the unrecognized compensation cost related to restricted stock awards assuming achievement at target was approximately $13.2 million, which is expected to be recognized over a weighted-average period of approximately 1.8 years.

Stock Options. No new stock option grants were made in the three months ended March 31, 2020 and there are no unvested stock options as of March 31, 2020.

The following table summarizes stock option activity for the three months ended March 31, 2020:

	Total Options	Weighted Average Exercise Price
	(In thousands)
Options outstanding, beginning of period	3,010	$32.53
Additional options awarded based upon achievement of specified performance criteria	106	32.43
Canceled/Expired	(6)	42.87
Exercised	(24)	30.92
Options outstanding, end of period	3,086	32.52

Due to actual performance exceeding targets, shares granted in 2017 that contingently vested based upon 2019 performance criteria vested above target at 200% resulting in additional awards.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

A summary of stock options outstanding as of March 31, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding and Exercisable	3,086	$32.52	4.08	$163,417

The aggregate intrinsic value of options exercised during the three months ended March 31, 2020 was approximately $0.3 million.

Restricted Stock Awards. The fair value of restricted stock awards is estimated as the closing price of our common stock on the date of grant. A summary of restricted stock award activity for the three months ended March 31, 2020 is as follows:

	Number of Shares
	Performance- Based Awards	Service-Based Awards	Total Awards	Weighted Average Grant Date Fair Value
	(In thousands)
Restricted stock awards at beginning of period	172	259	431	$36.06
Awarded	91	91	182	39.28
Additional shares awarded based upon achievement of specified performance criteria	52	—	52	40.53
Released	(119)	(98)	(217)	36.00
Forfeited	(4)	(5)	(9)	37.50
Restricted stock awards at end of period	192	247	439	37.77
Unvested target stock awards that vest based upon 2020 performance conditions	96
Unvested target stock awards that vest based upon 2021 performance conditions	67
Unvested target stock awards that vest based upon 2022 performance conditions	29

Due to actual performance exceeding targets, shares granted in 2019 and 2018 that contingently vested based upon 2019 performance criteria vested above target at 163% and 200%, respectively, resulting in additional share awards.

The restricted stock awards that vested during the three months ended March 31, 2020 had an aggregate grant date fair value of $7.8 million and an aggregate vesting date fair value of $8.9 million.

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

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(16) Stockholders’ Equity

Dividends

The Board authorized and declared cash dividends to all of our common stockholders as follows:

Declaration Date	Payment Date	Record Date (close of business)	Dividend Amount Per Share of Common Stock
January 27, 2020	March 11, 2020	February 26, 2020	$0.303

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

During the three months ended March 31, 2020, we did not purchase shares of our common stock under the authorized share repurchase.  Approximately $42.4 million is available for repurchase as of March 31, 2020.  We withheld approximately 22,000 shares of stock from employees, for an approximate value of $0.9 million, upon vesting of share awards to satisfy tax withholding obligations during the three months ended March 31, 2020.

(17) Segment Reporting

Our operations are comprised of three reportable segments: North America Storage Solutions, U.K. Storage Solutions and Tank & Pump Solutions.  Discrete financial data on each of our products is not available and it would be impractical to collect and maintain financial data in such a manner. The results for each segment are reviewed discretely by our chief operating decision maker.

We operate in the U.S., the U.K. and Canada.  All of our locations operate in their local currency. Although we are exposed to foreign exchange rate fluctuation in foreign markets where we rent and sell our products, we do not believe such exposure will have a significant impact on our results of operations. Revenues recognized by our U.S. locations were $128.0 million for both the three months ended March 31, 2020 and 2019.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The following tables set forth certain information regarding each of the Company’s segments for the three-month periods indicated:

	For the Three Months Ended March 31, 2020
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Revenues:
Rental	$96,469	$18,275	$114,744	$25,912	$140,656
Sales	5,284	1,922	7,206	1,110	8,316
Other	39	—	39	29	68
Total revenues	101,792	20,197	121,989	27,051	149,040
Costs and expenses:
Rental, selling and general expenses	71,288	12,395	83,683	18,575	102,258
Cost of sales	3,061	1,477	4,538	564	5,102
Depreciation and amortization	9,305	1,770	11,075	6,417	17,492
Total costs and expenses	83,654	15,642	99,296	25,556	124,852
Income from operations	$18,138	$4,555	$22,693	$1,495	$24,188
Interest expense, net of interest income	$6,462	$107	$6,569	$2,676	$9,245
Income tax provision (benefit)	6,251	775	7,026	(387)	6,639
Capital expenditures for additions to rental fleet, excluding acquisitions	5,200	337	5,537	4,514	10,051

	For the Three Months Ended March 31, 2019
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Revenues:
Rental	$93,516	$19,209	$112,725	$29,447	$142,172
Sales	4,026	1,751	5,777	1,446	7,223
Other	225	—	225	41	266
Total revenues	97,767	20,960	118,727	30,934	149,661
Costs and expenses:
Rental, selling and general expenses	58,956	13,670	72,626	19,608	92,234
Cost of sales	2,413	1,403	3,816	786	4,602
Depreciation and amortization	8,989	1,734	10,723	6,612	17,335
Total costs and expenses	70,358	16,807	87,165	27,006	114,171
Income from operations	$27,409	$4,153	$31,562	$3,928	$35,490
Interest expense, net of interest income	$7,930	$135	$8,065	$2,695	$10,760
Income tax provision	5,395	764	6,159	364	6,523
Capital expenditures for additions to rental fleet, excluding acquisitions	11,841	921	12,762	10,254	23,016

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Assets related to the Company’s reportable segments include the following:

	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
As of March 31, 2020:
Goodwill	$474,809	$54,028	$528,837	$181,216	$710,053
Intangibles, net	3,234	219	3,453	47,176	50,629
Rental fleet, net	691,995	134,723	826,718	133,459	960,177
As of December 31, 2019:
Goodwill	$474,622	$57,566	$532,188	$181,216	$713,404
Intangibles, net	2,518	256	2,774	48,411	51,185
Rental fleet, net	689,424	144,436	833,860	132,363	966,223

Included in the table above are assets in the U.S. of $1.5 billion as of both March 31, 2020 and December 31, 2019.

(18) Subsequent Events

Declaration of Quarterly Dividend

On April 29, 2020, the Company’s Board authorized and declared a quarterly dividend to all of our common stockholders of $0.303 per share of common stock, payable on May 27, 2020, to all stockholders of record as of the close of business on May 13, 2020.

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

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of March 31, 2020

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,001	$9,794	$—	$10,795
Receivables, net	85,223	14,036	—	99,259
Inventories	7,868	1,672	—	9,540
Rental fleet, net	818,468	141,709	—	960,177
Property, plant and equipment, net	129,846	23,978	—	153,824
Operating lease assets	70,553	20,968	—	91,521
Other assets	13,419	1,034	—	14,453
Intangibles, net	50,403	226	—	50,629
Goodwill	651,707	58,346	—	710,053
Intercompany receivables	145,874	32,160	(178,034)	—
Total assets	$1,974,362	$303,923	$(178,034)	$2,100,251

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$35,265	$5,034	$—	$40,299
Accrued liabilities	55,897	7,508	—	63,405
Operating lease liabilities	73,108	20,329	—	93,437
Lines of credit	557,500	—	—	557,500
Obligations under finance leases	75,465	68	—	75,533
Senior notes, net	247,287	—	—	247,287
Deferred income taxes	179,796	18,624	—	198,420
Intercompany payables	29,824	211	(30,035)	—
Total liabilities	1,254,142	51,774	(30,035)	1,275,881
Commitments and contingencies
Stockholders' equity:
Common stock	506	—	—	506
Additional paid-in capital	641,515	147,999	(147,999)	641,515
Retained earnings	256,516	183,628	—	440,144
Accumulated other comprehensive loss	—	(79,478)	—	(79,478)
Treasury stock, at cost	(178,317)	—	—	(178,317)
Total stockholders' equity	720,220	252,149	(147,999)	824,370
Total liabilities and stockholders' equity	$1,974,362	$303,923	$(178,034)	$2,100,251

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2019

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$559	$7,494	$—	$8,053
Receivables, net	90,153	14,237	—	104,390
Inventories	7,210	2,307	—	9,517
Rental fleet, net	814,129	152,094	—	966,223
Property, plant and equipment, net	132,532	24,651	—	157,183
Operating lease assets	69,911	23,205	—	93,116
Other assets	12,531	1,275	—	13,806
Intangibles, net	50,920	265	—	51,185
Goodwill	651,137	62,267	—	713,404
Intercompany receivables	146,008	31,829	(177,837)	—
Total assets	$1,975,090	$319,624	$(177,837)	$2,116,877

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$25,156	$6,398	$—	$31,554
Accrued liabilities	68,916	8,153	—	77,069
Operating lease liabilities	72,453	22,479		94,932
Lines of credit	555,400	—	—	555,400
Obligations under finance leases	74,319	80	—	74,399
Senior notes, net	247,127	—	—	247,127
Deferred income taxes	175,291	19,743	—	195,034
Intercompany payables	29,782	56	(29,838)	—
Total liabilities	1,248,444	56,909	(29,838)	1,275,515
Commitments and contingencies
Stockholders' equity:
Common stock	504	—	—	504
Additional paid-in capital	638,083	147,999	(147,999)	638,083
Retained earnings	265,476	179,809	—	445,285
Accumulated other comprehensive loss	—	(65,093)	—	(65,093)
Treasury stock, at cost	(177,417)	—	—	(177,417)
Total stockholders' equity	726,646	262,715	(147,999)	841,362
Total liabilities and stockholders' equity	$1,975,090	$319,624	$(177,837)	$2,116,877

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Three months ended March 31, 2020

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$121,576	$19,080	$—	$140,656
Sales	6,353	1,963	—	8,316
Other	68	—	—	68
Total revenues	127,997	21,043	—	149,040
Costs and expenses:
Rental, selling and general expenses	89,234	13,024	—	102,258
Cost of sales	3,600	1,502	—	5,102
Depreciation and amortization	15,650	1,842	—	17,492
Total costs and expenses	108,484	16,368	—	124,852
Income from operations	19,513	4,675	—	24,188
Other income (expense):
Interest income	6	6	—	12
Interest expense	(9,143)	(114)	—	(9,257)
Foreign currency exchange	2	(5)	—	(3)
Income before income tax provision	10,378	4,562	—	14,940
Income tax provision	5,895	744	—	6,639
Net income	$4,483	$3,818	$—	$8,301

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three months ended March 31, 2020

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$4,483	$3,818	$—	$8,301
Foreign currency translation adjustment	—	(14,385)	—	(14,385)
Comprehensive income (loss)	$4,483	$(10,567)	$—	$(6,084)

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

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three months ended March 31, 2020

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$4,483	$3,818	$—	$8,301
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	872	83	—	955
Amortization of deferred financing costs	455	—	—	455
Share-based compensation expense	2,614	68	—	2,682
Depreciation and amortization	15,650	1,842	—	17,492
Gain on sale of rental fleet units	(1,304)	(140)	—	(1,444)
Loss on disposal of property, plant and equipment	26	—	—	26
Deferred income taxes	4,272	114	—	4,386
Foreign currency exchange	(2)	5	—	3
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	4,125	(760)	—	3,365
Inventories	(658)	504	—	(154)
Other assets	1,197	184	—	1,381
Accounts payable	10,644	(1,154)	—	9,490
Accrued liabilities	(13,634)	(81)	—	(13,715)
Intercompany	464	(464)	—	—
Net cash provided by operating activities	29,204	4,019	—	33,223
Cash flows from investing activities:
Cash paid for business acquired, net of cash acquired	(4,808)	—	—	(4,808)
Additions to rental fleet, excluding acquisitions	(9,673)	(378)	—	(10,051)
Proceeds from sale of rental fleet	2,889	585	—	3,474
Additions to property, plant and equipment, excluding acquisitions	(2,367)	(1,807)	—	(4,174)
Proceeds from sale of property, plant and equipment	15	—	—	15
Net cash used in investing activities	(13,944)	(1,600)	—	(15,544)
Cash flows from financing activities:
Net borrowings under lines of credit	2,100	—	—	2,100
Principal payments on finance lease obligations	(3,196)	(8)	—	(3,204)
Issuance of common stock	753	—	—	753
Dividend payments	(13,575)	—	—	(13,575)
Purchase of treasury stock	(900)	—	—	(900)
Net cash used in financing activities	(14,818)	(8)	—	(14,826)
Effect of exchange rate changes on cash	—	(111)	—	(111)
Net increase in cash	442	2,300	—	2,742
Cash and cash equivalents at beginning of period	559	7,494	—	8,053
Cash and cash equivalents at end of period	$1,001	$9,794	$—	$10,795

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three months ended March 31, 2019

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$14,824	$3,261	$—	$18,085
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred financing costs write-off	123	—	—	123
Provision for doubtful accounts	1,105	107	—	1,212
Amortization of deferred financing costs	505	—	—	505
Amortization of long-term liabilities	13	—	—	13
Share-based compensation expense	3,208	196	—	3,404
Depreciation and amortization	15,518	1,817	—	17,335
Gain on sale of rental fleet units	(1,273)	(152)	—	(1,425)
Loss on disposal of property, plant and equipment	21	(3)	—	18
Deferred income taxes	4,931	127	—	5,058
Foreign currency exchange	—	(1)	—	(1)
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	15,776	404	—	16,180
Inventories	342	(266)	—	76
Other assets	(1,580)	186	—	(1,394)
Accounts payable	(1,282)	(459)	—	(1,741)
Accrued liabilities	(18,735)	70	—	(18,665)
Intercompany	(92)	92	—	—
Net cash provided by operating activities	33,404	5,379	—	38,783
Cash flows from investing activities:
Additions to rental fleet, excluding acquisitions	(22,098)	(918)	—	(23,016)
Proceeds from sale of rental fleet	2,698	640	—	3,338
Additions to property, plant and equipment, excluding acquisitions	(1,863)	(1,056)	—	(2,919)
Proceeds from sale of property, plant and equipment	28	21	—	49
Net cash used in investing activities	(21,235)	(1,313)	—	(22,548)
Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	4,388	(4,185)	—	203
Deferred financing costs	(3,254)	—	—	(3,254)
Principal payments on finance lease obligations	(2,583)	(3)	—	(2,586)
Issuance of common stock	1,690	—	—	1,690
Dividend payments	(12,426)	—	—	(12,426)
Purchase of treasury stock	(1,057)	—	—	(1,057)
Net cash used in financing activities	(13,242)	(4,188)	—	(17,430)
Effect of exchange rate changes on cash	—	(114)	—	(114)
Net decrease in cash	(1,073)	(236)	—	(1,309)
Cash and cash equivalents at beginning of period	1,483	4,122	—	5,605
Cash and cash equivalents at end of period	$410	$3,886	$—	$4,296

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC. This discussion contains forward-looking statements. Forward-looking statements are based on current expectations and assumptions that involve risks and uncertainties. Our actual results may differ materially from those anticipated in our forward-looking statements. The tables and information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section were derived from exact numbers and may have immaterial rounding differences.

Overview

Executive Summary

We believe we are the world’s leading provider of portable storage solutions, maintaining a strong leadership position in virtually all markets served. Our mission is to be the leader in portable storage solutions to customers throughout North America and the U.K. and tank and pump solutions in the U.S.  We are committed to providing our customers with superior service and access to a high-quality and diverse fleet.  In managing our business, we focus on renting rather than selling our units, with rental revenues representing approximately 94% of our total revenues for the three months ended March 31, 2020.  We believe this strategy is highly attractive and provides predictable, recurring revenue. Additionally, our assets have long useful lives and relatively low maintenance costs. We also sell new and used units and provide delivery, and other ancillary products and value-added services.

We operate our portable storage business in North America as “Mobile Mini Storage Solutions” and our tank and pump business as “Mobile Mini Tank + Pump Solutions”.  As of March 31, 2020, our network of locations included 117 Storage Solutions locations, 20 Tank & Pump Solutions locations and 18 combined locations.  Our Storage Solutions fleet consisted of approximately 200,500 units and our Tank & Pump Solutions fleet consisted of approximately 12,800 units.  During the quarter, we completed the acquisition of a portable storage business which further strengthened our business in Dallas, Texas.

Merger.  In March 2020, Mobile Mini entered into a definitive merger agreement (the “Merger Agreement”) with WillScot Corporation (“WillScot”).  The Merger Agreement provides for the merger of Mobile Mini with and into a newly formed subsidiary of WillScot, with Mobile Mini surviving as a wholly owned subsidiary of WillScot (the “Merger”).  At the effective time of the Merger, and subject to the terms and conditions set forth in the Merger Agreement, each outstanding share of the common stock of Mobile Mini shall be converted into the right to receive 2.4050 shares of WillScot Class A common stock. The board of directors of both Mobile Mini and WillScot unanimously approved the Merger and the Merger Agreement and have recommended that their stockholders vote in favor of the adoption of the Merger Agreement.  The Merger is subject to customary closing conditions, including receipt of regulatory and stockholder approvals by the Mobile Mini and WillScot stockholders, and is expected to close in the third quarter of 2020.

Business Environment and Outlook, including COVID-19 Considerations.  On January 30, 2020 the World Health Organization declared an outbreak of a highly contagious form of an upper respiratory infection caused by COVID-19, a novel coronavirus strain commonly referred to as “coronavirus”.  In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread, including in the markets in which we operate. The COVID-19 outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses; "shelter in place" and other governmental regulations; and reduced consumer spending due to both job losses and other effects attributable to COVID-19. Mobile Mini has been deemed an essential infrastructure business, which means we continue to supply our products and services. Our business results for the three months ended March 31, 2020 were minimally impacted by the pandemic; however, our business is subject to the general health of the economy and federal and local guidelines and restrictions have significantly curtailed the level of economic activity in affected areas, which include the areas in which we conduct our business. Please see additional information in “Item 1a. Risk Factors”.

As an essential business during this pandemic our operations have not been significantly disrupted by the effects of the pandemic and we expect to be able to continue to meet demand.  In North America we have implemented work from home policies for many of our employees and introduced practices for our drivers and yard workers to protect their safety and health.  We have an adequate near-term supply of parts and supplies to maintain our fleet and do not anticipate any material supply gaps.  Further, we anticipate that our significant business partners will continue to provide the services and materials, including software-related services, necessary to manage and operate our business.

Our pipeline of new orders has decreased, and we expect fewer new rentals for the near term.  While our level of deactivations has also decreased compared to the prior year, we anticipate the decreased demand for new rentals will result in lower year-over-year and sequential rental revenues across the Company for the near-term, most notably in delivery, pickup and similar revenue, which comprised 24% of our rental revenues for the twelve months ended March 31, 2020.

Our customer end markets are experiencing varying degrees of impact related to COVID-19.  Entering 2020, non-residential construction projects for local and national account customers were healthy.  Units on rent for projects that were in progress prior to the pandemic, largely remain on rent.  However, some projects that were scheduled for commencement in the second and third quarters of 2020 have been delayed and some may be cancelled.  Similarly, within our retail end market, projects in progress have continued, however, certain national customers have temporarily postponed remodels.  The duration of postponements is uncertain.

In the Tank & Pump Solutions business, industrial softening in the second half of 2019 was exacerbated in the first quarter of 2020 by an oversupply of oil leading to lower oil prices and reduced average refinery capacity utilization.  Further, heading into the second quarter, the effects of COVID-19 have resulted in decreased demand for oil.  In the near-term we expect continued decreased demand for our products from certain of our customers in this business segment.  When supply and demand dynamics normalize, we are well positioned to respond to increased demand.

To mitigate decreased near-term revenues, we have begun to reduce variable costs and overhead where appropriate, including minimizing use of third-party vendors.  Depending on levels of demand, management will further enact contingency plans to minimize the impact of reduced revenue on adjusted EBITDA.  As we decrease capital expenditures in line with our demand-driven business model, we expect to continue to generate healthy levels of free cash flow.

Mobile Mini’s leverage ratio at March 31, 2020 is our lowest leverage ratio since September 30, 2014 and we believe we have ample liquidity to meet foreseeable needs.  Access to our line of credit has not been affected by recent events and we have $438 million of available borrowings with no significant debt maturities until 2024. We have also elected to suspend both small acquisitions and share repurchases in the near-term.

Approximately 68% of our consolidated rental revenue during the twelve-month period ended March 31, 2020 was derived from our North America Storage Solutions business, 13% was derived from our U.K. Storage Solutions business and 19% was derived from the Tank & Pump Solutions business. Based on rental revenue for the twelve months ended March 31, 2020, the construction industry represents approximately 36% of our consolidated rental revenue, industrial and commercial customers comprise approximately 26% of our rental revenue and generally operate in industries such as:  large processing plants for organic and inorganic chemicals, refineries, distributors and trucking and utility companies.  Retail and consumer service customers comprise approximately 22% of our rental revenue and include department, drug, grocery and strip mall stores as well as hotels, restaurants, service stations and dry cleaners.  Upstream oil and gas customers comprise less than 2% of our rental revenue and include companies performing such activities as exploratory well drilling, operation of producing wells and bringing crude oil and/or raw natural gas to the surface using alternative methods.

On January 31, 2020 the U.K. ceased to be a member of the European Union (the “E.U.”) (commonly known as “Brexit”), on terms set out in a withdrawal agreement concluded and ratified by the E.U. and U.K. (“Withdrawal Agreement”). The Withdrawal Agreement provides for a transition period until December 31, 2020 (“Transition Period”), during which time the U.K. will continue to be treated as a member of the E.U., in effect, for legal and regulatory purposes. The U.K. and E.U. continue to negotiate the terms of a future trading relationship to come into effect at the end of the Transition Period. The terms of any future trade deal between the U.K. and the E.U. remain highly uncertain and the chances of the U.K. and E.U. failing to reach agreement before the end of the Transition Period cannot be ruled out. In tandem with its negotiations with the E.U., the U.K. is commencing future trade deal negotiations with other key countries, including the U.S. As the future trade deal terms and their impact become clear, we may adjust our U.K. strategy and operations accordingly.

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

The table below outlines the composition of our Storage Solutions rental fleet at March 31, 2020:

	Rental Fleet	Number of Units	Percentage of Gross Fleet in Dollars	Percentage of Units
	(In thousands)
Steel storage containers	$624,731	170,899	63%	85%
Steel ground level offices	364,429	28,957	36	14
Other	6,122	648	1	1
Storage Solutions rental fleet	995,282	200,504	100%	100%
Accumulated depreciation	(168,564)
Storage Solutions rental fleet, net	$826,718

The table below outlines the composition of our Tank & Pump Solutions rental fleet at March 31, 2020:

	Rental Fleet	Number of Units	Percentage of Gross Fleet in Dollars	Percentage of Units
	(In thousands)
Steel tanks	$82,264	3,251	41%	26%
Roll-off boxes	35,576	5,660	18	44
Stainless steel tank trailers	31,292	661	15	5
Vacuum boxes	17,242	1,553	9	12
Dewatering boxes	10,233	913	5	7
Pumps and filtration equipment	15,031	743	7	6
Other	9,896	n/a	5
Tank & Pump Solutions rental fleet	201,534	12,781	100%	100%
Accumulated depreciation	(68,075)
Tank & Pump Solutions rental fleet, net	$133,459

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

Reconciliation of net income, the most directly comparable GAAP measure, to EBITDA and adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands, except percentages)
Net income	$8,301	$18,085
Interest expense	9,257	10,760
Income tax provision	6,639	6,523
Depreciation and amortization	17,492	17,335
Deferred financing costs write-off	—	123
EBITDA	41,689	52,826
Share-based compensation expense (1)	2,682	3,404
Merger-related expenses (2)	15,505	—
Adjusted EBITDA	$59,876	$56,230
EBITDA margin	28.0%	35.3%
Adjusted EBITDA margin	40.2	37.6

Reconciliation of net cash provided by operating activities to EBITDA is as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$33,223	$38,783
Interest paid	12,608	14,276
Income and franchise taxes paid	1,913	2,020
Share-based compensation expense (1)	(2,682)	(3,404)
Gain on sale of rental fleet	1,444	1,425
Loss on disposal of property, plant and equipment	(26)	(18)
Change in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(4,320)	(17,392)
Inventories	154	(76)
Other assets	(1,381)	1,394
Accounts payable and accrued liabilities	756	15,818
EBITDA	$41,689	$52,826

(1)

Share-based compensation represents non-cash compensation expense associated with the granting of equity instruments. See additional information in Note 14 “Share-Based Compensation” to the accompanying condensed consolidated financial statements.

(2)

For the three months ended March 31, 2020, this amount represents incremental costs related to our proposed merger with WillScot. See additional information in Note 1 “Mobile Mini, Inc. - Organization and Description of Business” to the accompanying condensed consolidated financial statements.

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

Reconciliation of net cash provided by operating activities to free cash flow is as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$33,223	$38,783
Additions to rental fleet, excluding acquisitions	(10,051)	(23,016)
Proceeds from sale of rental fleet	3,474	3,338
Additions to property, plant and equipment, excluding acquisitions	(4,174)	(2,919)
Proceeds from sale of property, plant and equipment	15	49
Net capital expenditures, excluding acquisitions	(10,736)	(22,548)
Free cash flow	$22,487	$16,235

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

	Three Months Ended March 31, 2020
	Calculated in Constant Currency	As Reported	Difference
	(In thousands)
Rental revenues	$140,958	$140,656	$302
Rental, selling and general expenses	102,457	102,258	199
Adjusted EBITDA	59,986	59,876	110

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020, Compared to Three Months Ended March 31, 2019

	Three Months Ended March 31,		Percentage of Revenue Three Months Ended March 31,		Increase (Decrease)
	2020	2019	2020	2019	2020 versus 2019
	(In thousands, except percentages)
Revenues:
Rental	$140,656	$142,172	94.4%	95.0%	$(1,516)	(1.1)%
Sales	8,316	7,223	5.6	4.8	1,093	15.1
Other	68	266	0.0	0.2	(198)	(74.4)
Total revenues	149,040	149,661	100.0	100.0	(621)	(0.4)
Costs and expenses:
Rental, selling and general expenses	102,258	92,234	68.6	61.6	10,024	10.9
Cost of sales	5,102	4,602	3.4	3.1	500	10.9
Depreciation and amortization	17,492	17,335	11.7	11.6	157	0.9
Total costs and expenses	124,852	114,171	83.8	76.3	10,681	9.4
Income from operations	24,188	35,490	16.2	23.7	(11,302)	(31.8)
Other income (expense):
Interest income	12	—	—	—	12	n/a
Interest expense	(9,257)	(10,760)	(6.2)	(7.2)	1,503	(14.0)
Deferred financing costs write-off	—	(123)	—	(0.1)	123	n/a
Foreign currency exchange	(3)	1	—	—	(4)	n/a
Income before income tax provision	14,940	24,608	10.0	16.4	(9,668)
Income tax provision	6,639	6,523	4.5	4.4	116
Net income	$8,301	$18,085	5.6%	12.1%	$(9,784)

	Three Months Ended March 31,		Percentage of Revenue Three Months Ended March 31,		Increase (Decrease)
	2020	2019	2020	2019	2020 versus 2019
	(In thousands, except percentages)
EBITDA	$41,689	$52,826	28.0%	35.3%	$(11,137)	(21.1)%
Adjusted EBITDA	59,876	56,230	40.2	37.6	3,646	6.5
Free Cash Flow	22,487	16,235	15.1	10.8	6,252	38.5

Total Revenues.  The following table depicts revenues by type of business for the three-month periods ended March 31:

	2020	2019	Increase (Decrease) 2020 versus 2019
	(In thousands, except percentages)
Rental Revenues:
North America Storage Solutions	$96,469	$93,516	$2,953	3.2%
U.K. Storage Solutions	18,275	19,209	(934)	(4.9)
Total Storage Solutions	114,744	112,725	2,019	1.8
Tank & Pump Solutions	25,912	29,447	(3,535)	(12.0)
Total Rental Revenues	$140,656	$142,172	$(1,516)	(1.1)
U.K. Storage Solutions in Constant Currency	$18,577	$19,209	$(632)	(3.3)
Total Storage Solutions in Constant Currency	115,046	112,725	2,321	2.1

Sales Revenues:
North America Storage Solutions	$5,284	$4,026	$1,258	31.2
U.K. Storage Solutions	1,922	1,751	171	9.8
Total Storage Solutions	7,206	5,777	1,429	24.7
Tank & Pump Solutions	1,110	1,446	(336)	(23.2)
Total Sales Revenues	$8,316	$7,223	$1,093	15.1

Total Revenues:
North America Storage Solutions	$101,792	$97,767	$4,025	4.1
U.K. Storage Solutions	20,197	20,960	(763)	(3.6)
Total Storage Solutions	121,989	118,727	3,262	2.7
Tank & Pump Solutions	27,051	30,934	(3,883)	(12.6)
Total Revenues	$149,040	$149,661	$(621)	(0.4)

Of the $149.0 million of total revenues for the three months ended March 31, 2020, $122.0 million, or 81.8%, related to the Storage Solutions business and $27.1 million, or 18.2%, related to the Tank & Pump Solutions business.  Of the $149.7 million of total revenues for the three-month period ended March 31, 2019, $118.7 million, or 79.3%, related to the Storage Solutions business and $30.9 million, or 20.7%, related to the Tank & Pump Solutions business.

Rental Revenues. Storage Solutions rental revenues increased 1.8%, or 2.1% in constant currency, during the three-month period ended March 31, 2020, as compared to the prior-year period.  In North America, Storage Solutions rental revenues were up 3.2%, driven by a 3.7% increase in year-over-year rental rates, favorable mix and managed services as well as one additional day in the quarter as compared to the prior-year quarter.  During the first quarters of 2020 and 2019, we recognized $3.6 million and $2.4 million, respectively, of rental revenue related to managed service arrangements. These favorable revenue drivers were partially offset by a decrease in average units on rent of 2.2%.  Increased core units on rent in the current-year quarter were more than offset by a decrease in seasonal business.  We do not include managed services rentals in our units on rent.  Delivery, pickup and similar revenues as well as ancillary rental revenues for North America Storage Solutions for the three months ended March 31, 2020 were consistent with the same period in the prior year.

Rental revenues in the U.K. decreased 4.9%, or 3.3% in local currency, during the three-month period ended March 31, 2020.  The decrease was driven by a 3.6% decrease in units on rent and unfavorable mix, partially offset by a 1.9% increase in year-over-year rental rates and one additional day in the current quarter as compared to the prior-year quarter.  Delivery, pickup and similar revenues as well as ancillary rental revenues for U.K. Storage Solutions for the three months ended March 31, 2020 also decreased compared to the same period in the prior year.

Excluding revenues and units related to managed service rental arrangements, Storage Solutions yield for the three months ended March 31, 2020 (calculated as rental revenues divided by average units on rent and adjusted to a 28-day period) increased 2.2%, or 2.4% in constant currency, as compared to the prior-year period.  The increase was driven primarily by higher rates overall, and in North America, favorable mix.

Rental revenues within the Tank & Pump Solutions business decreased $3.5 million, or 12.0%, for the three-month period ended March 31, 2020, as compared to the prior-year period, driven by decreased average owned fleet on rent. Delivery, pickup and similar revenue as well as ancillary revenue were also down in the current quarter compared to the prior-year period.  Revenue related to downstream business, which represented approximately 73% of our Tank & Pump Solutions business, decreased approximately 11.1% in the current quarter as compared to the prior-year quarter.  Included in the prior-year quarter is revenue related to certain large-scale maintenance projects that did not repeat this year.  Additionally, excess oil supply in the North America market during the first quarter of 2020 dampened production activity at certain of our refinery customers, reducing demand for our products.  Revenue related to our upstream market was down primarily due to the excess oil supply in North America which resulted in reduced upstream activity as a whole.

Sales Revenues. We focus on rental revenues. In general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location.  Storage Solutions sales revenue of $7.2 million for the quarter ended March 31, 2020 increased $1.4 million, or 24.7%, compared to the prior-year period.  Tank & Pump Solutions sales revenue of $1.1 million for the quarter ended March 31, 2020 decreased $0.3 million from the prior-year period.

Costs and Expenses. The following table depicts costs and expenses by type of business for the three-month periods ended March 31:

	2020	2019	Increase (Decrease) 2020 versus 2019
	(In thousands, except percentages)
Rental, Selling and General Expenses:
North America Storage Solutions	$71,288	$58,956	$12,332	20.9%
U.K. Storage Solutions	12,395	13,670	(1,275)	(9.3)
Total Storage Solutions	83,683	72,626	11,057	15.2
Tank & Pump Solutions	18,575	19,608	(1,033)	(5.3)
Total Rental, Selling and General Expenses	$102,258	$92,234	$10,024	10.9
U.K. Storage Solutions in Constant Currency	$12,594	$13,670	$(1,076)	(7.9)
Total Storage Solutions in Constant Currency	83,882	72,626	11,256	15.5

Cost of Sales:
North America Storage Solutions	$3,061	$2,413	$648	26.9
U.K. Storage Solutions	1,477	1,403	74	5.3
Total Storage Solutions	4,538	3,816	722	18.9
Tank & Pump Solutions	564	786	(222)	(28.2)
Total Cost of Sales	$5,102	$4,602	$500	10.9

Rental, Selling and General Expenses.  Rental, selling and general expenses for the three months ended March 31, 2020 of $102.3 million increased $10.0 million, or 10.9%, as compared to the prior-year period.  As a percentage of total revenues, rental, selling and general expenses were 68.6% for the three months ended March 31, 2020, which was an increase from 61.6% in the prior-year period.

The increase in rental, selling and general expenses for the three months ended March 31, 2020 was driven by $15.5 million of incremental merger-related expenses for our proposed merger with WillScot.  These expenses include fees to bankers and attorneys, among others. Excluding the merger-related expenses, rental, selling and general expenses decreased $5.5 million, or 5.9%, and as a percentage of total revenues decreased to 58.2%.

Storage Solutions rental, selling and general expenses, excluding the incremental merger-related expenses, for the three months ended March 31, 2020 decreased $4.4 million.  In constant currency rental, selling and general expense decreased $4.3 million compared to the prior-year period. North America rental, selling and general expenses decreased 5.4%.  This decrease was driven by reduced expense associated with our short-term cash incentive plan, a policy change resulting in the reduction to our paid time off accrual, and decreased stock-based compensation expense. The decreases in rental, selling and general expenses were partially offset by increased payroll expenses as well as smaller increases in other areas.  U.K. Storage Solutions rental, selling and general expenses for the three months ended March 31, 2020 decreased $1.1 million, or 7.9%, in constant currency.  The decrease was primarily due to reduced expenses associated with lower rental activity.

Rental, selling and general expenses for the Tank & Pump Solutions business decreased $1.0 million, or 5.3%, in the current-year quarter, as compared to the prior-year quarter.  The decrease was primarily due to overall reduced expenses related to the decreased rental activity.

Cost of Sales. Cost of sales is the cost related to our sales revenue only. Within the Storage Solutions business, cost of sales was $4.5 million and $3.8 million for the three months ended March 31, 2020 and 2019, respectively.  Storage Solutions sales revenue, less cost of sales (sales profit), was $2.7 million and $2.0 million for the three-months ended March 31, 2020 and 2019, respectively.  Sales profit expressed as a percentage of sales revenue (sales profit margin) was 37.0% in the quarter ended March 31, 2020 and 33.9% in the prior-year quarter.

Within the Tank & Pump Solutions business, cost of sales was $0.6 million in the quarter ended March 31, 2020 and $0.8 million for the quarter ended March 31, 2019.  Tank & Pump Solutions sales profit was $0.5 million and $0.7 million for the three-month periods ended March 31, 2020 and 2019, respectively.

Depreciation and Amortization Expense. Total depreciation and amortization expense was $17.5 million for the three months ended March 31, 2020, which is a slight increase compared to $17.3 million in the prior-year period.

Interest Expense. Interest expense was $9.3 million for the three months ended March 31, 2020 and $10.8 million in the prior-year period. The decrease is due to an overall decrease in debt outstanding combined with a lower effective interest rate on our lines of credit.  Our average debt outstanding in the quarter ended March 31, 2020 was $876.5 million, compared to $897.5 million in the prior-year quarter. The weighted average interest rate on our debt was 4.0% and 4.6% for the three-month periods ended March 31, 2020 and 2019, respectively, excluding the amortization of deferred financing costs. Taking into account the amortization of deferred financing costs, the weighted average interest rate was 4.2% and 4.8% for the three-month periods ended March 31, 2020 and 2019, respectively.

Provision for Income Taxes. For the quarters ended March 31, 2020 and 2019 our provision for income taxes was $6.6 million and $6.5 million, respectively.  Our effective income tax rate was 44.4% for the quarter ended March 31, 2020, compared to 26.5% for the prior-year quarter. The increase in the effective tax rate was due to non-deductible merger-related expenses which were recorded during the quarter ended March 31, 2020. Excluding these expenses and the related tax, our effective tax rate for the quarter ended March 31, 2020 was 25.0%.  We now expect an annual effective tax rate, exclusive of merger-related costs, of 25.0% to 27.0%.

Net Income. As a result of the income statement activity discussed above, we had net income of $8.3 million for the three months ended March 31, 2020, compared to net income of $18.1 million for the three months ended March 31, 2019.  The decrease in net income was due to the $15.5 million of merger-related expense.

Adjusted EBITDA. The following table depicts adjusted EBITDA by type of business for the three-month period ended March 31:

	2020	2019	Increase (Decrease) 2020 versus 2019
	(In thousands, except percentages)
Adjusted EBITDA
North America Storage Solutions	$45,394	$39,357	$6,037	15.3%
U.K. Storage Solutions	6,404	6,070	334	5.5
Total Storage Solutions	51,798	45,427	6,371	14.0
Tank & Pump Solutions	8,078	10,803	(2,725)	(25.2)
Total Adjusted EBITDA	$59,876	$56,230	$3,646	6.5
U.K. Storage Solutions in Constant Currency	$6,514	$6,070	$444	7.3
Total Storage Solutions in Constant Currency	51,908	45,427	6,481	14.3

For the three-month period ended March 31, 2020, we realized adjusted EBITDA of $59.9 million, an increase of $3.6 million in the prior-year period.  In constant currency, adjusted EBITDA increased $3.8 million, or 6.7%, as compared to adjusted EBITDA of $56.2 million in the prior-year period. The increase was generated by revenue growth in our North America Storage Solutions business, combined with reduced consolidated rental, selling and general expenses, after adjusting for certain items and partially offset by decreased revenue in our U.K. Storage Solutions and Tank & Pump Solutions businesses. Our adjusted EBITDA margins were 40.2% and 37.6% for the quarters ended March 31, 2020 and 2019, respectively.

During the three months ended March 31, 2020, adjusted EBITDA related to the North America Storage Solutions business increased $6.0 million and adjusted EBITDA related to our U.K. Storage Solutions business increased $0.4 million in constant currency.  Increased adjusted EBITDA in the Storage Solutions business was partially offset by a $2.7 million decrease in adjusted EBITDA related to the Tank & Pump Solutions business.  Adjusted EBITDA margins for the quarter ended March 31, 2020 were 44.6% for the North America Storage Solutions business, 31.7% for U.K. Storage Solutions business and 29.9% for the Tank & Pump Solutions business.

LIQUIDITY AND CAPITAL RESOURCES

Renting is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The majority of the assets that we rent have very long useful lives and require relatively little maintenance expenditures. Most of the capital we have deployed in our rental business historically has been used to expand our operations geographically, execute opportunistic acquisitions, increase the number of units available for rent at our existing locations, and add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to cash flow from operations and the deferral of income taxes caused by accelerated depreciation of our fixed assets in our tax return filings. Our strong cash flows from operating activities for the three-month periods ended March 31, 2020 and 2019 of $33.2 million and $38.8 million, respectively, resulted in free cash flow of $22.5 million and $16.2 million, respectively.  In addition to free cash flow, our principal current source of liquidity is our revolving credit facility as described below.

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

Our and our subsidiary guarantors’ obligations under the Credit Agreement are secured by a blanket lien on substantially all of our assets. At March 31, 2020, we had $557.5 million of borrowings outstanding and $438.3 million of additional borrowing availability under the Credit Agreement. We were in compliance with the terms of the Credit Agreement as of March 31, 2020 and were above the minimum borrowing availability threshold and, therefore, are not subject to any financial maintenance covenants.

We believe our cash provided by operating activities will provide for our normal capital needs for the next twelve months. If not, we have sufficient borrowings available under our Credit Agreement to meet any additional funding requirements. We monitor the financial strength of our lenders on an ongoing basis using publicly available information. Based upon that information, we do not presently believe that there is a likelihood that any of our lenders will be unable to honor their respective commitments under the Credit Agreement.

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

Cash Flow Summary.

	For the Three Months Ended March 31,
	2020	2019
	(In thousands)
Net income	$8,301	$18,085
Adjustments to reconcile net income to net cash provided by operating activities	24,555	26,242
Changes in certain assets and liabilities	367	(5,544)
Net cash provided by operating activities	33,223	38,783
Net cash used in investing activities	(15,544)	(22,548)
Net cash used in financing activities	(14,826)	(17,430)
Effect of exchange rate changes on cash	(111)	(114)
Net increase (decrease) in cash	$2,742	$(1,309)

Operating Activities. Net cash provided by operating activities was $33.2 million for the three months ended March 31, 2020, compared to $38.8 million in the prior-year period, a decrease of $5.6 million.  The decrease in net income reflects growth in consolidated business that was more than offset by merger-related costs, of which $14.0 million were accrued and had not been paid as of March 31, 2020.  Excluding the accrued merger-related costs, changes in certain assets and liabilities resulted in a decrease of $13.6 million in net cash provided by operating activities for the three months ended March 31, 2020 as compared to the prior-year quarter, of which $12.8 million resulted from changes in the accounts receivable balances.  Cash inflow related to the change in accounts receivable balances was $3.4 million in the current year quarter, compared to $16.2 million in the prior-year period.

Investing Activities. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. In addition to our expenditures for our rental fleet, capital expenditures include items such as the cost to buy or replace forklifts, trucks and trailers that we use to move and deliver our products to our customers, and for our computer information and communication systems. Net cash used in investing activities was $15.5 million in the three months ended March 31, 2020, compared to $22.5 million in the prior-year period.   During the three months ended March 31, 2020, we made one acquisition for $4.8 million.

Rental fleet expenditures were as follows for the periods indicated:

	Additions to Rental Fleet, Excluding Acquisitions for the Three Months Ended March 31,
	2020	2019
	(In thousands)
North America Storage Solutions	$5,200	$11,841
United Kingdom Storage Solutions	337	921
Tank & Pump Solutions	4,514	10,254
Consolidated additions to rental fleet, excluding acquisitions	10,051	23,016
Proceeds from sale of rental fleet	(3,474)	(3,338)
Rental fleet net capital expenditures	$6,577	$19,678

Rental fleet expenditures were $10.1 million in the three months ended March 31, 2020, a decrease of $13.0 million compared to the prior-year period.  Rental fleet expenditures in Tank & Pump Solutions and North America Storage Solutions were made primarily to meet demand for specific products, including ground level offices.  Proceeds of $3.5 million from the sale of rental fleet units for the first three months of 2020 were consistent with the first three months of 2019.  In general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of rental demand at a particular location; as such, the proceeds from sale of rental units will normally fluctuate from period to period.

Gross capital expenditures for property, plant and equipment were $4.2 million for the three months ended March 31, 2020, compared to $2.9 million for the three-month period ended March 31, 2019.  We now anticipate our near-term net fleet capital expenditures in 2020 will be between $25 million and $30 million and will be primarily focused on obtaining fleet to support growth in our North America Storage Solutions, including ground level offices.

Financing Activities. Net cash used in financing activities during the three months ended March 31, 2020 was $14.8 million, compared to $17.4 million for the prior-year period.  In the current-year period, we borrowed $2.1 million under our lines of credit. Also, in the three months ended March 31, 2020, we paid $13.6 million of dividends.  In the prior-year period, we borrowed $0.2 million under our lines of credit and paid $12.4 million of dividends.  We did not purchase treasury shares under our authorized share repurchase program during either the current or prior-year quarter.  As of March 31, 2020, we have $42.4 million remaining available for stock repurchases under this program.

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

At March 31, 2020, primarily in connection with securing our insurance policies, we have provided certain insurance carriers and others with approximately $4.2 million in letters of credit. We currently do not have any material obligations under purchase agreements or commitments.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

A comprehensive discussion of our critical accounting policies and management estimates and significant accounting policies are included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations’ section and in Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

There have been no significant changes in our critical accounting policies, estimates and judgments during the three-month period ended March 31, 2020.

RECENT ACCOUNTING PRONOUNCEMENTS

For discussions of the adoption and potential impacts of recently issued accounting standards, refer to Note 2 “Impact of Recently Issued Accounting Standards” to the accompanying condensed consolidated financial statements.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This section and other sections of this Quarterly Report on Form 10-Q contain forward-looking information about our financial results and estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They include words such as “may,” “plan,” “seek,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “continue,” “project,” “should,” “likely,” “future,” “target,” “forecast,” “goal,” “observe,” and “strategy” or the negative thereof or variations thereon or similar terminology in connection with any discussion of future operating or financial performance. The forward-looking statements in this Quarterly Report on Form 10-Q reflect management’s beliefs, plans, objectives, goals, expectations, anticipations and intentions with respect to our financial condition, results of operations, future performance and business, and include statements regarding, among other things, our future actions; financial position; management forecasts; efficiencies; impacts on our liquidity or free cash flow; planned capital expenditures; cost savings, synergies and opportunities to increase productivity and profitability; our plans and expectations regarding acquisitions; income and margins; liquidity; anticipated growth; the economy; business strategy; budgets; projected costs and plans and objectives of management for future operations; sales efforts; taxes; refinancing of existing debt; the outcome of contingencies such as legal proceedings and financial results; and statements about the potential impacts of the COVID-19 pandemic on our business operations, financial results and financial position.  Factors that could cause actual results to differ materially from projected results include, without limitation:

•	an economic slowdown in North America and/or the U.K. that affects any significant portion of our customer base, or the geographic regions where we operate in those countries;
•	our ability to manage growth at existing or new locations;
•	our ability to obtain borrowings under our revolving credit facility or additional debt or equity financings on acceptable terms;
•	changes in the supply and price of new and used products we lease;
•	our ability to increase revenue and control operating costs;
•	our ability to raise or maintain rental rates;
•	our ability to leverage and protect our information technology systems;
•	our ability to protect our patents and other intellectual property;
•	oil and gas prices;
•	currency exchange and interest rate fluctuations;
•	governmental laws and regulations affecting domestic and foreign operations, including tax obligations, environmental, and labor laws;
•	changes in the supply and cost of the raw materials we use in refurbishing or remanufacturing our Storage Solutions units;
•	competitive developments affecting our industry, including pricing pressures or new entrants;
•	the timing, effectiveness and number of new markets we enter;
•	changes impacting our customers in their respective industries;
•	our ability to identify, value and integrate acquisitions;
•

the possibility that the Merger with WillScot does not close when expected or at all because required stockholder or other approvals are not received, other conditions to closing are not satisfied on a timely basis or at all, or market conditions prevent the completion of the Merger;

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

•	market conditions and global and economic factors beyond our control, including the potential adverse effects of the ongoing global COVID-19 pandemic;
•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas;
•	our ability to utilize our deferred tax assets; and
•

the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of businesses’ and governments’ responses to the pandemic on our operations and personnel, and on commercial activity and demand across our and our customers’ businesses.

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

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 under the heading “Risk Factors.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  As of March 31, 2020, we had $557.5 million of indebtedness under our Credit Agreement, which bears interest at variable rates.  Our average interest rate applicable to our revolving credit agreements was 3.3% for the three months ended March 31, 2020.  Based upon the average amount of our variable rate debt of $554.8 million outstanding during the three months ended March 31, 2020, our annual interest expense would increase by approximately $5.5 million for each one percentage point increase in the interest rate of our lines of credit.

Impact of Foreign Currency Rate Changes. We currently have operations outside the U.S., and we bill those customers primarily in their local currency, which is subject to foreign currency rate changes. Our operations in Canada are billed in the Canadian Dollar, and our operations in the U.K. are billed in British Pounds. We are exposed to foreign exchange rate fluctuations as the financial results of our non-U.S. operations are translated into U.S. dollars. The impact of foreign currency rate changes has historically been insignificant with our Canadian operations, but we have more exposure to volatility with our U.K. operations. Based on the level of our U.K. operations during the three months ended March 31, 2020, a 10% change in the value of the British Pound as compared to the U.S. dollar would have changed net income by approximately $0.4 million for the three months ended March 31, 2020.  We do not currently hedge our currency transaction or translation exposure, nor do we have any current plans to do so.

On January 31, 2020, the U.K. ceased to be a member of the European Union (the “E.U.”) (commonly known as “Brexit”), on terms set out in a withdrawal agreement concluded and ratified by the E.U. and U.K. (“Withdrawal Agreement”). The Withdrawal Agreement provides for a transition period until December 31, 2020 (“Transition Period”), during which time the U.K. will continue to be treated as a member of the E.U., in effect, for legal and regulatory purposes. The U.K. and E.U. continue to negotiate the terms of a future trading relationship to come into effect at the end of the Transition Period. The terms of any future trade deal between the U.K. and the E.U. remain highly uncertain, which has impacted their respective economies, and the chances of the U.K. and E.U. failing to reach agreement before the end of the Transition Period cannot be ruled out, in which case, World Trade Organization rules would apply by default to  E.U.-U.K. trade, including the most favored nation tariffs set by each of the U.K. and E.U. In tandem with its negotiations with the E.U., the U.K. is commencing future trade deal negotiations with other key countries, including the U.S. As the future trade deal terms and their impact become clear, we may adjust our U.K. strategy and operations accordingly.  In order to help minimize our exchange rate gain and loss volatility, we finance our U.K. entities through our revolving credit facility, which allows us, at our option, to borrow funds locally in British Pound denominated debt. In the longer term, any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations both between the U.K. and E.U. and between the U.K. and U.S. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarterly period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-looking Statements” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

We have updated our existing risk factors to add the following three risk factors related to recent developments.  Except for the updates set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

We are subject to risks related to our Merger Agreement with WillScot.

We are subject to various risks related to our proposed Merger with WillScot, including, but not limited to the following:

•

to complete the Merger, we must obtain certain governmental authorizations, and if such authorizations are not granted or are granted with conditions that become applicable to the parties, completion of the Merger may be jeopardized or prevented or the anticipated benefits of the Merger could be reduced;

•

completion of the Merger is subject to other authorizations and conditions, including, (i) approval of the Merger by our stockholders at a special meeting, (ii) approval of the required stock issuance and an amended and restated certificate of incorporation by WillScot stockholders at a WillScot special meeting, and (iii) the absence of any applicable law or order that prohibits completion of the Merger;

•	after completion of the Merger, anticipated benefits and cost savings of the Merger may not be realized which could result in a reduced value for converted shares of Mobile Mini;
•	failure to complete the Merger could negatively impact our stock price and our future business and financial results; and
•	we may be a target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.

The recent novel coronavirus (COVID-19) outbreak could materially and adversely affect our business, our financial condition and results of operations.

The novel strain of the coronavirus (COVID-19) identified in late 2019 has spread globally, and the outbreak was characterized as a pandemic by the World Health Organization in March 2020.  The outbreak has resulted in government authorities and businesses throughout the world implementing numerous measures intended to contain and limit the spread of COVID-19, including travel bans and restrictions, quarantines, “shelter-in-place” and lock-down orders, and business limitations and shutdowns. These measures have negatively impacted consumer and business spending generally and have significantly contributed to deteriorating macroeconomic conditions.  While governments around the world have taken steps to attempt to mitigate some of the more severe anticipated economic effects of COVID-19, there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.

We expect a decrease in demand for our product in the near term; however, the full extent the impact COVID-19 will have on our operations and the implications are highly uncertain and could be severe.  If these measures remain in place for a significant period of time, they are likely to adversely affect our business, results of operations and financial condition.  In particular, our business, financial condition and results of operations would be further negatively affected by:

•	an extended economic downturn affecting the general economy and demand for our products and services;
•	disruption in our supply chain causing delays or inabilities to secure either fleet or supplies;

•	disruption with vendors supplying goods and services, including software-related services, necessary to operate our business;
•	a delay in or inability to collect accounts receivables from customers;
•	a significant disruption in the credit or capital markets;
•	the procedures we have implemented to maximize revenues and minimize expenses may not be effective; and
•	reduced employee efficiencies and interruption of operations due to:
o	Company introduced precautionary measures allowing certain employees to work at home and providing for social distancing for employees continuing to work in the field and at our service center,
o	increased employee illness,
o	employee furloughs or reductions in force,
o	curtailment of employee travel and events, and
o	management and employee distraction.

The spread of COVID-19 has caused us to make modifications to our business practices, including restrictions on employee travel. An increased number of our employees are working remotely as a result of the outbreak, and an extended period of remote work arrangements could introduce operational risk, strain our business continuity plans, negatively impact productivity, and impair our ability to manage our business. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19 or will otherwise be satisfactory to government authorities. In addition, we cannot predict the impact that COVID-19 will have on our customers, suppliers, vendors, and other business partners, and their respective financial condition, and any significant negative impact on these parties could materially and adversely impact us.

This pandemic is unprecedented and the full extent of its impact on our future operations is uncertain. We test goodwill, intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Based upon the ultimate scope and scale of the COVID-19 global pandemic, there may be materially negative impacts with respect to the recoverability of our goodwill, intangibles and other long-lived assets that could result in an impairment of such assets.

In addition, the impact of COVID-19 may heighten or exacerbate many of the other risks discussed herein and in “Item 1A—Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2019, any of which could have a material impact on us.

Oil prices are volatile and a sustained decline in oil prices may have a material adverse effect on our business and results of operations.

Oil prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control.  If oil prices remain volatile for an extended period of time or there is a sustained decline in the price of oil, demand for our Tank & Pump Solutions products from refineries and companies engaged in the exploration and production of oil and natural gas could be materially adversely impacted, which would in turn have a material adverse effect on our results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes the information about purchases of our common stock during the quarterly period ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
				(In thousands)
January 2020	17,948	$40.71	—	$42,397
February 2020	4,054	41.74	—	42,397
March 2020	—	—	—	42,397
Total	22,002		—

(1)	The weighted average price paid per share of common stock does not include the cost of commissions.
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

2.1

Agreement and Plan of Merger, dated as of March 1, 2020, by and among WillScot Corporation, Picasso Merger Sub, Inc. and Mobile Mini, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2020)

10.1

Voting Agreement, dated as of March 1, 2020, by and between Mobile Mini, Inc., TDR Capital LLP, TDR Capital II Holdings L.P. and Sapphire Holding S.à r.l. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2020)

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

MOBILE MINI, INC.

Date: May 6, 2020	/s/ Van A. Welch
Van A. Welch
Chief Financial Officer
(Principal Financial Officer)